Form 10-Q
period 2015-12-31
AP EVENT INC.
filed 2016-01-27
CIK 1643721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-206745

AP EVENT INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	38-3944821 IRS Employer Identification Number	4724 Primary Standard Industrial Classification Code Number

Husovo namesti 7,

Okres Praha - Zapad,

Czech Republic 25301

Tel.  702-970-3370

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No[  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of January 27, 2016
Common Stock, $0.001	5,000,000

2 | Page

AP EVENT INC.

Form 10-Q

3 | Page

 AP EVENT INC.

Balance Sheets

 (Unaudited)

	December 31, 2015	June 30, 2015
CURRENT ASSETS
Cash	$ 4,030	$ 4,510
Current ASSETS	4,030	4,510
Office Equipment, net of accumulated depreciation	2,383	-
TOTAL ASSETS	$ 6,413	$ 4,510

LIABILITIES
Current Liabilities:
Accrued Expenses	$ 1,000	$ 3,500
Note Payable - Related Party	3,617	617
TOTAL LIABILITIES	4,617	4,117

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
5,000,000 shares issued and outstanding	5,000	5,000
Accumulated deficit	(3,204)	(4,607)
Total Stockholders' Equity	1,796	393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 6,413	$ 4,510

The accompanying notes are an integral part of these financial statements

4 | Page

AP EVENT INC.

Statement of Operations

For the three and six months periods ended December 31, 2015 and for the period from Inception (October 16, 2014) to December 31, 2014

(Unaudited)

	Three months ended December 31, 2015	For the period from Inception (October 16, 2014) to December 31, 2014	Six months ended December 31, 2015
REVENUES	$ 2,500	$ -	$ 5,500

Operating Expenses:
General & Administrative Expenses	3,088	517	4,097
Total Expenses	3,088	517	4,097

Income Before Income Tax	(588)	(517)	1,403

Provision for Income Tax	-

Net income (loss) for Period	$ (588)	$ (517)	$ 1,403

Net loss per share:	$ 0	-	$ 0
Basic and diluted

Weighted average number of shares outstanding: Basic and diluted	5,000,000	-	5,000,000

The accompanying notes are an integral part of these financial statements

5 | Page

AP EVENT INC.

Statement of Cash Flows

For the six months periods ended December 31, 2015 and for the period from Inception (October 16, 2014) to December 31, 2014

	Six months ended December 31, 2015	For the period from Inception (October 16, 2014) to December 31, 2014
Operating activities:
Net Income (loss)	$ 1,403	$ (517)
Depreciation	297	-
Changes in operating liabilities:
Accrued Expenses	(2,500)	-
Net cash used in operating activities	(800)	(517)

Investing activities:
Acquisition of Office equipment	(2,680)	-
Net Cash used in Investing Activities	(2,680)	-

Financing activities:
Proceeds from issuance of common stock	-	-
Proceeds of Loans from Shareholder	3,000	517
Net cash provided by financing activities	3,000	517

Net decrease in cash	(480)	0

Cash, beginning of period	4,510	0
Cash, end of period	$ 4,030	$ 0

The accompanying notes are an integral part of these financial statements

6 | Page

AP EVENT INC.

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

AP EVENT INC.(the “Company”) was established under the corporation laws in the State of Nevada, United States of America on October 16, 2014.

Since inception the Company has devoted substantially all of its efforts to establishing a new business. While operations have not commenced, the Company has generated expenses and $5,500 in revenue from the limited efforts.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2015 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended December 31, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto for the period ended June 30, 2015 filed with the SEC in form S-1/A on November 24, 2015.

NOTE 2 – GOING CONCERN

The Company’s financial statements been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating expenses. The Company has incurred a cumulative net loss from inception (October 16, 2014) through December 31, 2015 of $3,204. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

7 | Page

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has no assets or liabilities valued at fair value on a recurring basis.

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition." It records revenue when persuasive evidence of an arrangement exists, services have been rendered, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Start-Up Costs

In accordance with ASC 720, “Start-up Costs”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

8 | Page

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at December 31, 2015.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On June 8, 2015, the Company issued 5,000,000 shares at $0.001 per share for total proceeds of $5,000 to the company’s founder. As of December 31, 2015, the Company had 5,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since October 16, 2014 (Inception) through December 31, 2015, the Company’s sole officer and director loaned the Company $3,617 to pay for incorporation costs and operating expenses.  As of December 31, 2015, the amount outstanding was $3,617. The loan is non-interest bearing, due upon demand and unsecured.

9 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Business

Our primary services are as follows: delivering a touristic service to broad public, aimed mostly at young people due to it’s being specific. Services and products provided by our company may include custom packages according to client’s specifications and travel consultation. As it grows the company is likely to take on people and expand into related markets and services. We might also look for additional leverage by establishing relationships and representations with appropriate strategic allies.

We plan to organize complex tours or offer each feature of our tours separately. A complex tour includes the following features:

- transfer (transportation from homeland to the point of final destination by any type of transport, local transportation, from airport/railway/bus terminal to a hotel, from a hotel to an event or attraction);

- admission to the music event;

- a guided excursion around a particular city or location 4) accommodation (regarding possible demands of our potential clients by accommodation we mean hostels or B&B’s)

- catering, for additional fee upon request;

RESULTS OF OPERATIONS

Three Months Period Ended December 31, 2015

Revenue

During the three months period ended December 31, 2015 we have generated $2,500 in revenue.

10 | Page

Operating Expenses

During the three month period ended December 31, 2015, we incurred general and administrative expenses of $3,088. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended December 31, 2015 was $588.

Six Months Period Ended December 31, 2015

Revenue

During the six months period ended December 31, 2015 we have generated $5,500 in revenue.

Operating Expenses

During the six month period ended December 31, 2015, we incurred general and administrative expenses of $4,097. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net income for the six months period ended December 31, 2015 was $1,403.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015

As at December 31, 2015 our total current assets were $4,030 compared to $4,510 in total current assets at June 30, 2015 which consisted of cash. As at December 31, 2015, our current liabilities were $4,617 compared to $4,117 in current liabilities at June 30, 2015.

Stockholders’ equity was $1,796 as of December 31, 2015 compared to stockholders’ equity of $393 as of June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended December 31, 2015, net cash flows used in operating activities was $800 consisting of  net income of $1,403, depreciation of $297 and decrease in accrued expenses of $2,500.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months period ended December 31, 2015 was $2,680 for acquisition of office equipment.

11 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months period ended December 31, 2015 net cash provided by financing activities was $3,000 consisting of proceeds from loan from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

12 | Page

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 4.  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six month period ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the six months period ended December 31, 2015.

13 | Page

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and six month periods ended December 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP EVENT INC.
Dated: January 27, 2016	By:/s/August Petrov
August Petrov, President and Chief Executive Officer and Chief Financial Officer

14 | Page