Form 10-Q
period 2016-03-31
AP EVENT INC.
filed 2016-05-11
CIK 1643721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No[X]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 11, 2016
Common Stock, $0.001	6,280,000

2 | Page

AP EVENT INC.

Form 10-Q

3 | Page

 AP EVENT INC.

Balance Sheets

 (Unaudited)

	March 31, 2016	June 30, 2015
CURRENT ASSETS
Cash	$ 25,327	$ 4,510
Current ASSETS	25,327	4,510
Office Equipment, net of accumulated Depreciation of $520	2,160	-
TOTAL ASSETS	$ 27,487	$ 4,510

LIABILITIES
Current Liabilities:
Accrued Expenses	$ 1,000	$ 3,500
Note Payable - Related Party	3,617	617
TOTAL LIABILITIES	4,617	4,117

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
6,280,000 and 5,000,000 shares issued and outstanding as of March 31, 2016 and June 30, 2015 respectively	6,280	5,000
Additional paid-in-capital	24,320	-
Accumulated deficit	(7,730)	(4,607)
Total Stockholders' Equity	22,870	393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 27,487	$ 4,510

The accompanying notes are an integral part of these financial statements

4 | Page

AP EVENT INC.

Statement of Operations

(Unaudited)

	Three months ended March 31, 2016	Three months ended March 31, 2015	Nine months ended March 31, 2016	For the period from Inception (October 16, 2014) to March 31, 2015
REVENUES	$ 3,000	$ -	$ 8,500	$ -

Operating Expenses:
General & Administrative Expenses	7,526	36	11,623	553
Total Expenses	7,526	36	11,623	553

Income (Loss) Before Income Tax	(4,526)	(36)	(3,123)	(553)

Provision for Income Tax	-

Net income (loss) for Period	$ (4,526)	$ (36)	$ (3,123)	$ (553)

Net loss per share:	$ 0	$ 0	$ 0	$ 0
Basic and diluted

Weighted average number of shares outstanding: Basic and diluted	5,704,395		5,233,090	-

The accompanying notes are an integral part of these financial statements

5 | Page

AP EVENT INC.

Statement of Cash Flows

(Unaudited)

	Nine months ended March 31, 2016	For the period from Inception (October 16, 2014) to March 31, 2015
Operating activities:
Net Income (loss)	$ (3,123)	$ (553)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	520	-
Changes in operating liabilities:
Accrued Expenses	(2,500)	-
Net cash used in operating activities	(5,103)	(553)

Investing activities:
Acquisition of Office equipment	(2,680)	-
Net Cash used in Investing Activities	(2,680)	-

Financing activities:
Proceeds from issuance of common stock	25,600	-
Proceeds of Loans from Shareholder	3,000	617
Net cash provided by financing activities	28,600	617

Net increase in cash	20,817	64

Cash, beginning of period	4,510	0
Cash, end of period	$ 25,327	$ 64

The accompanying notes are an integral part of these financial statements

6 | Page

AP EVENT INC.

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

AP EVENT INC.(the “Company”) was established under the corporation laws in the State of Nevada, United States of America on October 16, 2014.

Since inception the Company has devoted substantially all of its efforts to establishing a new business. The Company’s primary services are as follows: delivering a touristic service to broad public, aimed mostly at young people due to it’s being specific. Services and products provided by our company may include custom packages according to client’s specifications and travel consultation.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended March 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto for the period ended June 30, 2015 filed with the SEC in form S-1/A on November 24, 2015.

NOTE 2 – GOING CONCERN

The Company’s financial statements been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating expenses. The Company has incurred a cumulative net loss from inception (October 16, 2014) through March 31, 2016 of $7,730. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at March 31, 2016.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On June 8, 2015, the Company issued 5,000,000 shares at $0.001 per share for total proceeds of $5,000 to the company’s founder.

In January and February 2016, the Company issued 1,280,000 shares at $0.02 per share for total proceeds of $25,600.

As of March 31, 2016, the Company had 6,280,000 shares issued and outstanding.

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

Since October 16, 2014 (Inception) through March 31, 2016, the Company’s sole officer and director loaned the Company $3,617 to pay for incorporation costs and operating expenses.  As of March 31, 2016, the amount outstanding was $3,617. The loan is non-interest bearing, due upon demand and unsecured.

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

RESULTS OF OPERATIONS

Three Months Period Ended March 31, 2016 compared to Three Months Period Ended March 31, 2015

Revenue

During the three months period ended March 31, 2016 we have generated $3,000 in revenue compared to none during the three months period ended March 31, 2015.

10 | Page

Operating Expenses

During the three month period ended March 31, 2016, we incurred general and administrative expenses of $7,526 compared to $36 during the three months period ended March 31, 2015. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended March 31, 2016 was $4,526 compared to $36 during the three months period ended March 31, 2015.

Nine Months Period Ended March 31, 2016 compared to Nine Months Period Ended March 31, 2015

Revenue

During the nine months period ended March 31, 2016 we have generated $8,500 in revenue compared to none during the nine months period ended March 31, 2015.

Operating Expenses

During the nine month period ended March 31, 2016, we incurred general and administrative expenses of $11,623 compared to $553 during the nine months period ended March 31, 2015. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Income

Our net loss for the nine months period ended March 31, 2016 was $3,123 compared to $553 during the nine months period ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016

As at March 31, 2016 our total current assets were $25,327 compared to $4,510 in total current assets at June 30, 2015 which consisted of cash. As at March 31, 2016, our current liabilities were $4,617 compared to $4,117 in current liabilities at June 30, 2015.

Stockholders’ equity was $22,870 as of March 31, 2016 compared to stockholders’ equity of $393 as of June 30, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended March 31, 2016, net cash flows used in operating activities was $5,103 consisting of  net loss of $3,123, depreciation of $520 and decrease in accrued expenses of $2,500.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months period ended March 31, 2016 was $2,680 for acquisition of office equipment.

11 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine months period ended March 31, 2016 net cash provided by financing activities was $28,600 consisting of proceeds from loan from shareholder of $3,000 and proceeds from issuance of common stock of $25,600.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine month period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the nine months period ended March 31, 2016.

13 | Page

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and nine month periods ended March 31, 2016.

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

AP EVENT INC.
Dated: May 11, 2016	By:/s/August Petrov
August Petrov, President and Chief Executive Officer and Chief Financial Officer

14 | Page