Form 10-K
period 2016-06-30
AP EVENT INC.
filed 2016-12-09
CIK 1643721

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-206745

AP EVENT INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	38-3944821 IRS Employer Identification Number	4724 Primary Standard Industrial Classification Code Number

Husovo namesti 7,

Okres Praha - Zapad,

Czech Republic 25301

Tel.  +420228885852

Email: apeventinc@yandex.com

 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [  ] No [X]

As of December 8, 2016, the registrant had 6,280,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of December 8, 2016.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 GENERAL

Our primary services are as follows: delivering a touristic service to broad public. Services and products provided by our company may include custom packages according to client’s specifications and travel consultation. As it grows the company is likely to take on people and expand into related markets and services. We might also look for additional leverage by establishing relationships and representations with appropriate strategic allies.

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

ITEM 1A.  RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own or rent any real estate or other properties.

4 | Page

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of November 9, 2016, the 6,280,000 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended June 30, 2016.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

5 | Page

ITEM 6. SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. There can be no assurance we will be successful in raising the funds we require to implement our business plan.

FISCAL YEAR ENDED JUNE 30, 2016 COMPARED TO THE PERIOD FROM INCEPTION (OCTOBER 16, 2014) TO JUNE 30, 2015

Revenue

During fiscal years ended June 30, 2016, the Company generated $8,500 in revenue.

Operating Expenses

During the fiscal year ended June 30, 2016, we incurred total expenses of $18,565 compared to $4,607 during the period from Inception (October 16, 2014) to June 30, 2015. Total expenses during the fiscal year ended June 30, 2016 were comprised of $10,100 in accounting and legal expenses (2015: $4,000), amortization expenses of $743, bank charges of $326 (2015: $72), transfer agent fees of $5,825 and $1,571 in miscellaneous expenses (2015: $535).

The increase between the two periods was due to the increased scale and scope of our business operations.

Net Losses

Our net loss for the fiscal year ended June 30, 2016 was $10,065 compared to a net loss of $4,607 for the period from Inception (October 16, 2014) to June 30, 2015 due to the factors described above.

6 | Page

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JUNE 30, 2016

As of June 30, 2016, our current assets were $24,108 comprising of $24,108 in cash. We had $1,937 in equipment. Our total assets were $26,045. Our current liabilities were $10,117 comprising of an advance form related party of $3,617 and accrued expenses of $6,500.

Stockholders’ equity was $15,928 as of June 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal years ended June 30, 2016 and for the period from Inception (October 16, 2014) to June 30, 2015, net cash flows used in operating activities were $6,322 and $1,107 respectively.

Cash Flows from Investing Activities

For the fiscal year ended June 30, 2016 and for the period from Inception (October 16, 2014) to June 30, 2015 cash flow used in investing activities were $2,680 and $0 respectively.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock and by way of loan from a shareholder.  For the fiscal year ended June 30, 2016 and for the period from Inception (October 16, 2014) to June 30, 2015, net cash flows from investing activities were $28,600 and $5,617 respectively. For the fiscal year ended June 30, 2016, $25,600 was received from proceeds from the sale of shares of our common stock and $3,000 from proceeds from loans from a related party. For the period from Inception (October 16, 2014) to June 30, 2015, $5,000 was received from proceeds from the sale of shares of our common stock and $617 was received by way of loan from a related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

7 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our June 30, 2016 and June 30, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

8 | Page

MICHAEL GILLESPIE & ASSOCIATES, PLLC

CERTIFIED PUBLIC ACCOUNTANTS

10544 ALTON AVE NE

SEATTLE, WA  98125

206.353.5736

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AP Event, Inc.

We have audited the accompanying balance sheet of AP Event, Inc. as of June 30, 2016 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of AP Event, Inc. as of June 30, 2015 were audited by other auditors whose report dated September 1, 2015, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of AP Event, Inc. as of June 30, 2016 and the results of its operations, stockholders’ deficit and cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the company has had significant operating losses; a working capital deficiency and its need for new capital raise substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MICHAEL GILLESPIE & ASSOCIATES, PLLC

Seattle, Washington

December 6, 2016

9 | Page

AP EVENT INC.

Balance Sheets

	June 30, 2016	June 30, 2015
CURRENT ASSETS
Cash	$ 24,108	$ 4,510
TOTAL ASSETS	24,108	4,510
Office Equipment, net of accumulated Depreciation of $743	1,937	-
TOTAL ASSETS	$ 26,045	$ 4,510

LIABILITIES
Current Liabilities:
Accrued Expenses	$ 6,500	$ 3,500
Note Payable - Related Party	3,617	617
TOTAL LIABILITIES	10,117	4,117

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
6,280,000 and 5,000,000 shares issued and outstanding as of June 30, 2016 and June 30, 2015 respectively	6,280	5,000
Additional paid-in-capital	24,320	-
Accumulated deficit	(14,672)	(4,607)
Total Stockholders' Equity	15,928	393

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 26,045	$ 4,510

The accompanying notes are an integral part of these financial statements

10 | Page

AP EVENT INC.

Statement of Operations

	Year ended June 30, 2016	For the period from Inception (October 16, 2014) to June 30,2015
REVENUES	$ 8,500	$ -

Operating Expenses:
General & Administrative Expenses	18,565	4,607
Total Expenses	18,565	4,607

Loss Before Income Tax	(10,065)	(4,607)

Provision benefit for Income Tax	-

Net loss for Period	$ (10,065)	$ (4,607)

Net loss per share:	$ 0	$ (0.01)
Basic and diluted

Weighted average number of shares outstanding: Basic and diluted	5,493,388	445,736

The accompanying notes are an integral part of these financial statements

11 | Page

AP EVENT INC.

Statement of Changes In Stockholders’ Equity

For the period from inception (October 16, 2014) to June 30, 2016

	Number of Common Shares	Amount	Additional Paid-in- Capital	Accumulated deficit	Total
Balances at Inception (October 16, 2014)	-	$ -	$ -	$ -	$ -
Shares issued at $0.001	5,000,000	5,000	-	-	5,000
Net loss for the period	-	-	-	(4,607)	(4,607)

Balances as of June 30, 2015	5,000,000	5,000	-	(4,607)	393
Shares issued at $0.02	1,280,000	1,280	24,320	-	25,600
Net loss for the period	-	-	-	(10,065)	(10,065)

Balances as of June 30, 2016	6,280,000	$ 6,280	$ 24,320	$ (14,672)	$ 15,928

The accompanying notes are an integral part of these financial statements

12 | Page

AP EVENT INC.

Statement of Cash Flows

	Year ended June 30, 2016	For the period from Inception (October 16, 2014) to June 30,2015
Operating activities:
Net Loss	$ (10,065)	$ (4,607)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	743	-
Changes in operating liabilities:
Accrued Expenses	3,000	3,500
Net cash used in operating activities	(6,322)	(1,107)

Investing activities:
Acquisition of Office equipment	(2,680)	-
Net Cash used in Investing Activities	(2,680)	-

Financing activities:
Proceeds from issuance of common stock	25,600	5,000
Proceeds of Loans from Shareholder	3,000	617
Net cash provided by financing activities	28,600	5,617

Net increase in cash	19,598	4,510

Cash, beginning of period	4,510	0
Cash, end of period	$ 24,108	$ 4,510

The accompanying notes are an integral part of these financial statements

13 | Page

AP EVENT INC.

Notes to the Financial Statements

(Audited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

AP EVENT INC.(the “Company”) was established under the corporation laws in the State of Nevada, United States of America on October 16, 2014. The Company’s principal office address is Husovo namesti 7, Okres Praha - Zapad, Czech Republic 25301

Since inception the Company has devoted substantially all of its efforts to establishing a new business. The Company’s primary services are as follows: delivering a touristic service to broad public. Services and products provided by our company may include custom packages according to client’s specifications and travel consultation.

The Company’s activities are subject to significant risks and uncertainties including failure to secure additional funding to properly execute the company’s business plan.

The Company has adopted a June 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating expenses. The Company has incurred a cumulative net loss from inception (October 16, 2014) through June 30, 2016 of $14,672. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended June 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto for the period ended June 30, 2015 filed with the SEC in form S-1/A on November 24, 2015.

14 | Page

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

15 | Page

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2016.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On June 8, 2015, the Company issued 5,000,000 shares at $0.001 per share for total proceeds of $5,000 to the company’s founder.

In January and February 2016, the Company issued 1,280,000 shares at $0.02 per share for total proceeds of $25,600.

As of June 30, 2016, the Company had 6,280,000 shares issued and outstanding.

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

Since October 16, 2014 (Inception) through June 30, 2016, the Company’s sole officer and director loaned the Company $3,617 to pay for incorporation costs and operating expenses.  As of June 30, 2016, the amount outstanding was $3,617. The loan is non-interest bearing, due upon demand and unsecured.

16 | Page

 NOTE 6 – INCOME TAX

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the periods ended June 30, 2015 and 2016 to the Company’s effective tax rate is as follows:

	2016	2015
Income tax benefit at statutory rate	$ (3,422)	$ (1,560)
Change in valuation allowance	3,422	1,560
Income tax benefit	-	-)

The tax effects of temporary differences that give rise to the Company’s net deferred tax assets as of June 30, 2015 and June 30, 2016 are as follows:

	2016	2015
Net Operating Loss	$ (4,988)	$ (1,560)
Valuation allowance	4,988	1,560
Net deferred tax asset	-	-)

The Company has $14,672 of net operating losses (“NOL”) carried forward to offset taxable income in future years which expire commencing in fiscal 2036. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through December 8, 2016 the date that these financial statements were available to be issued. There have been no other events that would require adjustment to or disclosure in the financial statements.

17 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

The name, address, age and position of our present officers and directors are set forth below:

Name and Address of Executive Officer and/or Director	Age	Position
August Petrov Husovo namesti 7, Okres Praha - Zapad, Czech Republic 25301	30	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

18 | Page

The person named above has held her offices/positions since inception of our company and are expected to hold her offices/positions until the next annual meeting of our stockholders.

August Petrov has acted as our President, Treasurer, Secretary and sole Director since we incorporated on October 16, 2014. Mr. Petrov owns 79.61% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Petrov was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Petrov graduated from Berlin University of the Arts, Faculty of Musik, and Chair of Event Management in 2010. Since 2010 he has been working as the sole proprietor of concert agency “EtapaAkce” in Prague, Czech Republic. We believe that Mr. Petrov’s specific experience, qualifications and skills will enable to develop our business.

During the past ten years, Mr. Petrov has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Petrov was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Petrov’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

19 | Page

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal period from our incorporation on October 16, 2014 to June 30, 2016.

SUMMARY COMPENSATION TABLE

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
August Petrov, President, Secretary and Treasurer	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its sole officer. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

CHANGE OF CONTROL

As of June 30, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information regarding the ownership of our common stock, as of June 30, 2016 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of class
Common Stock	August Petrov Husovo namesti 7, Okres Praha - Zapad, Czech Republic 25301	5,000,000 shares of common stock	79.61

The percent of class is based on 6,280,000 shares of common stock issued and outstanding as of the date of this annual report.

20 | Page

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended June 30, 2016, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000.

During the period since October 16, 2014 to June 30, 2016, a director loaned the Company $3,617.  The loan is non-interest bearing, due upon demand and unsecured.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended June 30, 2016, we incurred approximately $8,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the quarterly reviews of our financial  statements.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1        Registered Auditor's Consent

31.1

      Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

32.1

Certification   of Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

21 | Page

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AP EVENT INC.
Dated: December 8, 2016	By: /s/ August Petrov
August Petrov, President, Principal Executive and Financial and Accounting Officer

22 | Page