Form 10-Q
period 2016-12-31
AP EVENT INC.
filed 2017-02-03
CIK 1643721

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 3, 2017
Common Stock, $0.001	6,280,000

2 | Page

AP EVENT INC.

Form 10-Q

3 | Page

 AP EVENT INC.

Balance Sheets

 (Unaudited)

	December 31, 2016 (Unaudited)	June 30, 2016 (Audited)
CURRENT ASSETS
Cash	$ 11,798	$ 24,108
Current ASSETS	11,798	24,108
Office Equipment, net of accumulated Depreciation of $1,189	1,491	1,937
TOTAL ASSETS	$ 13,289	$ 26,045

LIABILITIES
Current Liabilities:
Accrued Expenses	$ -	$ 6,500
Note Payable - Related Party	3,617	3,617
TOTAL LIABILITIES	3,617	10,117

STOCKHOLDERS' EQUITY
Common stock: authorized 75,000,000; $0.001 par value;
6,280,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016	6,280	6,280
Additional paid-in-capital	24,320	24,320
Accumulated deficit	(20,928)	(14,672)
Total Stockholders' Equity	9,672	15,928

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,289	$ 26,045

The accompanying notes are an integral part of these financial statements

4 | Page

AP EVENT INC.

Statement of Operations

(Unaudited)

	Three months ended December 31, 2016	Three months ended December 31, 2015	Six months ended December 31, 2016	Six months ended December 31, 2015
REVENUES	$ -	$ 2,500	$ -	$ 5,500

Operating Expenses:
General & Administrative Expenses	6,033	3,088	6,256	4,097
Total Expenses	(6,033)	(3,088)	(6,256)	(4,097)

Income (Loss) Before Income Tax	(6,033)	(588)	(6,256)	1,403

Provision for Income Tax	-

Net income (loss) for Period	$ (6,033)	$ (588)	$ (6,256)	$ 1,403

Net loss per share:	$ 0	$ 0	$ 0	$ 0
Basic and diluted

Weighted average number of shares outstanding: Basic and diluted	6,280,000	5,000,000	6,280,000	5,000,000
The accompanying notes are an integral part of these financial statements

5 | Page

AP EVENT INC.

Statement of Cash Flows

(Unaudited)

	Six months ended December 31, 2016	Six months ended December 31, 2015
Operating activities:
Net Income (loss)	$ (6,256)	$ 1,403
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	446	297
Changes in operating liabilities:
Accrued Expenses	(6,500)	(2,500)
Net cash used in operating activities	(12,310)	(800)

Investing activities:
Acquisition of Office equipment	-	(2,680)
Net Cash used in Investing Activities	-	(2,680)

Financing activities:
Proceeds from issuance of common stock	-	-
Proceeds of Loans from Shareholder	-	3,000
Net cash provided by financing activities	-	3,000

Net increase (decrease)in cash	(12,310)	(480)

Cash, beginning of period	24,108	4,510
Cash, end of period	$ 11,798	$ 4,030

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and in accordance with Article 10 of Regulation S-X of the United States Securities and Exchange Commission ("SEC"). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of the Company's management, the accompanying unaudited financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of December 31, 2016 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended December 31, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future period. These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto for the period ended June 30, 2016.

NOTE 2 – GOING CONCERN

The Company’s financial statements been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating expenses. The Company has incurred a cumulative net loss from inception (October 16, 2014) through December 31, 2016 of $20,928. These factors, among others, raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at December 31, 2016.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share.

On June 8, 2015, the Company issued 5,000,000 shares at $0.001 per share for total proceeds of $5,000 to the company’s founder.

In January and February 2016, the Company issued 1,280,000 shares at $0.02 per share for total proceeds of $25,600.

As of December 31, 2016, the Company had 6,280,000 shares issued and outstanding.

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

Since October 16, 2014 (Inception) through December 31, 2016, the Company’s sole officer and director loaned the Company $3,617 to pay for incorporation costs and operating expenses.  As of December 31, 2016, the amount outstanding was $3,617. The loan is non-interest bearing, due upon demand and unsecured.

 NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated events occurring after the date of these financial statements through February 3, 2017 the date that these financial statements were available to be issued. There have been no other events that would require adjustment to or disclosure in the financial statements.

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

RESULTS OF OPERATIONS

Three Months Period Ended December 31, 2016 compared to Three Months Period Ended December 31, 2015

Revenue

During the three months period ended December 31, 2015 we have generated $2,500 in revenue compared to none during the three months period ended December 31, 2016.

10 | Page

Operating Expenses

During the three month period ended December 31, 2016, we incurred $6,033 general and administrative expenses compared to $3,088 during the three months period ended December 31, 2015. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the three months period ended December 31, 2016 was $6,033 compared to net loss of $588 during the three months period ended December 31, 2015.

Six Months Period Ended December 31, 2016 compared to Six Months Period Ended December 31, 2015

Revenue

During the six months period ended December 31, 2015 we have generated $5,500 in revenue compared to none during the six months period ended December 31, 2016.

11 | Page

Operating Expenses

During the six month period ended December 31, 2016, we incurred $6,256 general and administrative expenses compared to $4,097 during the six months period ended December 31, 2015. General and administrative expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Net Loss

Our net loss for the six months period ended December 31, 2016 was $6,256 compared to net income of $1,403 during the six months period ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016

As at December 31, 2016 our total current assets were $13,289 compared to $26,045 in total current assets at June 30, 2016. As at December 31, 2016 our current liabilities were $3,617 compare to $10,117 as of June 30, 2016.

Stockholders’ equity was $9,672 as of December 31, 2016 compared to stockholders’ equity of $15,928 as of June 30, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended December 31, 2016, net cash flows used in operating activities was $12,310 consisting of a net loss of $6,256, decrease in accounts payable of $6,500 and depreciation expenses of $446. Net cash flows provided by operating activities was $800 for the six months period ended December 31, 2015 consisting a net income of $1,403, decreased in accounts payable of $2,500  and depreciation expenses of $297.

Cash Flows from Investing Activities

We have not used any cash flows in investing activities during the six months period ended December 31, 2016. For the six months period ended December 31, 2015 we used $2,680 in investing activities.

12 | Page

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six months period ended December 31, 2016 net cash provided by financing activities was $0 compared to $3,000 form proceeds from the loan for the six months period ended December 31, 2015.

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

13 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three month period ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No unregistered shares were sold during the three months period ended December 31, 2016.

14 | Page

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and three month periods ended December 31, 2016.

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

AP EVENT INC.
Dated: February 3, 2017	By:/s/August Petrov
August Petrov, President and Chief Executive Officer and Chief Financial Officer

15 | Page