Form 10-Q
period 2017-03-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2017-05-22
CIK 1643721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 333-206745

LEAFBUYER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	06-1791524
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6888 S. Clinton Street, Suite 300
Greenwood Village, Colorado 80108
(Address of principal executive offices, including zip code)

(720) 235-0099
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 22, 2017, the registrant’s outstanding common stock consisted of 38,000,663 shares.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

LEAFBUYER TECHNOLOGIES INC.
Condensed Consolidated Balance Sheets

	March 31, 2017 (Unaudited)	June 30, 2016
ASSETS

Current assets:
Cash and cash equivalents	$224,401	$52,360
Prepaid expenses and other	3,947	5,591
Total current assets	228,348	57,951

Noncurrent assets:
Fixed assets, net of accumulated depreciation of $0	1,500	--
Total assets	$229,848	$57,951

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,861	$--
Accrued liabilities	59,243	10,999
Deferred revenue	41,899	127,184
Total liabilities	106,003	138,183

Commitments and contingencies (Note 5)	--	--

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 3,000,000 shares issued and outstanding for class A preferred stock and 250,000 shares issued and outstanding for class B preferred stock at March 31, 2017; no shares authorized, issued and outstanding at June 30,2016	3,250	--
Common stock, $.001 par value; 150,000,000 shares authorized; 38,000,000 shares issued and outstanding at March 31, 2017; 75,000,000 shares authorized; 58,090,000 shares issued and outstanding at June 30, 2016	38,000	--
Additional paid-in capital	808,750	--
Accumulated deficit	(726,155)	--
Members’ deficit (LB Media, LLC)	--	(80,232)
Total equity	123,845	(80,232)

Total liabilities and equity	$229,848	$57,951

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016

Sales revenue	$231,504	$28,972	$715,158	$360,717
Cost of sales	--	--	--	--
Gross profit	231,504	28,972	715,158	360,717

Operating expenses:
Personnel	163,810	62,531	403,966	176,719
Advertising	50,970	18,027	121,399	38,646
Information technology	9,553	7,355	44,811	40,963
Sales and marketing	450	--	450	1,677
General and administrative	115,037	38,363	180,789	104,499
Total operating expenses	339,820	126,276	751,415	362,504

Loss from operations	(108,316)	(97,304)	(36,257)	(1,787)

Other income (expense):
Interest expense	(39)	--	(39)	--
Other income	--	--	1,438	--
Other income (expense), net	(39)	--	1,399	--

Net loss	$(108,355)	$(97,304)	$(34,858)	$(1,787)

Net loss per common share:
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	25,830,511	21,750,034	23,090,337	21,750,034

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
	2017	2016
Operating Activities:
Net loss	$(34,858)	$(1,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other	1,644	(9,451)
Accounts payable and accrued liabilities	(32,180)	25,286
Net cash used in operating activities	(65,394)	14,048

Investing Activities:
Acquisition of office equipment	(1,500)	--
Net cash used in investing activities	(1,500)	--

Financing Activities:
Proceeds from issuance of stock	850,000	--
Member distributions	(611,065)	(13,905)
Net cash provided by financing activities	238,935	(13,905)

Net change in cash	172,041	143

Cash, beginning of period	52,360	45,686

Cash, end of period	$224,401	$45,829

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements

Note 1 — Description of Business and Summary of Significant Accounting Policies

On March 23, 2017, AP Event Inc. (“AP” or the “Registrant”) consummated an Agreement and Plan of Merger (the “Merger Agreement”) with LB Media Group, LLC a Colorado limited liability Company (“LB Media”), August Petrov (the principal stockholder of AP), and LB Acquisition Corp., a Colorado corporation  a wholly-owned subsidiary of AP (“Acquisition”) whereby Acquisition was merged with and into LB Media (the “Merger”) in consideration for: cash in the amount of Six Hundred Thousand Dollars ($600,000); 2,351,355 newly-issued, pre-split shares of the Registrant’s Common Stock (the “Merger Shares”); and 324,327 pre-split shares of the Registrant’s Series A Preferred Stock, par value $0.001 per share (the “Series A Shares,” and collectively with the Merger Shares, the “Merger Consideration”).   Pursuant to the terms of the Merger Agreement, LB Media agreed to retire 5,000,000 shares of Common Stock of the Registrant held immediately prior to the Merger.

As a result of the Merger, LB Media became a wholly-owned subsidiary of the Registrant, and following the consummation of the Merger and giving effect to the securities sold in the Offering, the members of LB Media will beneficially own approximately fifty-five (55%) of the issued and outstanding Common Stock of the Registrant. The Merger Agreement contains customary representations, warranties and covenants of the Registrant and LB Media for like transactions.

As a result of the reorganization and name changed discussed later, Leafbuyer Technologies, Inc. (“Leafbuyer”) became the publicly quoted parent holding company with LB Media becoming a wholly-owned subsidiary of Leafbuyer. Upon consummation of the Agreement, Leafbuyer common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Leafbuyer is the successor issuer to AP.

AP was established under the corporation laws in the State of Nevada on October 16, 2014.  On March 24, 2017, the Registrant changed its name to Leafbuyer Technologies, Inc.

All references herein to “us,” “we,” “our,” “Leafbuyer,” or the “Company” refer to Leafbuyer Technologies, Inc. and its subsidiaries.

Description of Business

We are focused on providing valuable information for the savvy cannabis consumer looking to make a purchase via deals and a dispensary database.  We connect consumers with dispensaries by working alongside businesses to showcase their unique products and build a network of loyal patrons. Our national network of cannabis deals and information reaches millions of consumers monthly.

LB Media was founded in 2012 by a group of technology and industry veterans and provides online resources for cannabis deals and specials.  Our headquarters is located in Greenwood Village, Colorado.

Basis of Presentation

As a result of the Merger Agreement, LB Media is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The condensed consolidated financial statements include the results of operations and financial position of LB Media for all periods, and the results of operations and financial position of Leafbuyer as of and for the eight days ended March 31, 2017.

We are currently in the process of having our financial statements audited.  The accompanying condensed consolidated balance sheet as of March 31, 2017, has been derived from financial statements that are currently being audited.  The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  All intercompany transactions have been eliminated in consolidation.  Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.” It records revenue when persuasive evidence of an arrangement exists, services have been rendered, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of March 31, 2017 and June 30, 2016, none of the Company’s cash was in excess of federally insured limits.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at March 31, 2017.

Going Concern

The Company’s financial statements been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.

We had an accumulated deficit of $726,155 at March 31, 2017, and further losses are anticipated in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2017. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Note 2 — Recapitalization

On March 23, 2017, we completed the Merger Agreement with AP.  The impact to equity of the Merger Agreement includes a) the issuance of 2,351,355 new pre-split shares of the Company’s common stock; b) the issuance of 324,327 new pre-split shares of the Company’s Series A Preferred Stock; c) the retirement of 5,000,000 shares of the Company’s pre-split common stock; and d) removing the Company’s accumulated deficit and adjusting equity for the recapitalization.  Simultaneously with the Merger, the Company accepted subscriptions in a private placement offering of 476,092 new pre-split shares of the Company’s common stock in the amount of $600,000 as well as 27,027 new pre-split shares of the Company’s Series B Convertible Preferred Stock in the amount of $250,000.

The accompanying condensed consolidated statements of operations include the results of the Merger Agreement dated March 23, 2017. The pro forma effects of the acquisition on the results of operations as if the transaction had been completed on July 1, 2017 and 2016, are as follows:

	Nine months ended March 31, 2017	Nine months ended March 31, 2016
Pro forma results:
Total net revenues	$715,158	$369,217
Net loss	(41,140)	(4,910)
Net loss per common share:
Basic and diluted	$0.00	$0.00

The assets and liabilities of the Company on the effective date of the Merger Agreement were as follows:

Cash	$11,798
Fixed assets	1,491
Total assets	$13,289

Note payable	$3,617

Preferred stock	--
Common stock	6,280
Additional paid-in capital	24,320
Accumulated deficit	(20,928)
Total stockholders’ equity	9,672

Total liabilities and stockholders’ equity	$13,289

Note 3 — Capital Stock and Equity Transactions

The Company has 150,000,000 and 75,000,000 shares of common stock authorized with a par value of $ 0.001 per share as of March 31, 2017 and June 30, 2016.  In addition, the Company has 10,000,000 and 0 blank check preferred stock authorized with a par value of $0.001 per share as of March 31, 2017 and June 30, 2016.

On June 8, 2015, the Company issued 5,000,000 shares at $0.001 per share for total proceeds of $5,000 to the company’s founder. In January and February 2016, the Company issued 1,280,000 shares at $0.02 per share for total proceeds of $25,600. As of June 30, 2016, the Company had 6,280,000 pre-split shares issued and outstanding, or 58,090,000 shares when adjusted for the stock split on March 24, 2017.

In accordance with the Merger Agreement, the Company issued an additional 2,351,355 new, pre-split shares of common stock to the 6,280,000 shares that were already outstanding. The Company also issued 324,327 new, pre-split shares of Series A Preferred Stock.  In addition, the Company accepted subscriptions in a private placement offering of 476,092 new pre-split shares of the Company’s common stock in the amount of $600,000 as well as 27,027 new pre-split shares of the Company’s Series B Convertible Preferred Stock in the amount of $250,000.  In addition, 5,000,000 pre-split shares of common stock were retired in accordance with the Merger Agreement.

On March 24, 2017, the Company effected a forward split such that 9.25 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to the forward split.  Immediately following the forward split, there were 38,000,000 shares of post-split common stock, 3,000,000 shares of post-split Series A Preferred Stock, and 250,000 shares of post-split Series B Convertible Preferred Stock outstanding.  The par value of all classes of shares remained at $0.001 per share after the forward split.

Note 4 — Related Party Transactions

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

Since October 16, 2014 (Inception) through June 30, 2016, the Company’s sole officer and director loaned the Company $3,617 to pay for incorporation costs and operating expenses.  As of June 30, 2016, the amount outstanding was $3,617. As a result of the Merger Agreement, the officer forgave and discharged any indebtedness of any kind owed to him by the Company.

Note 5 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 6 — Net Gain or Loss per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.  Since LB Media, the “predecessor company,” was an LLC, it did not have common shares outstanding prior to the Merger Agreement on March 24, 3017.  Accordingly, we have prepared the calculation of Net Gain or Loss per Share using the weighted-average number of common shares of the Company that were outstanding during the three and nine months ended March 31, 2017.

There are no dilutive instruments outstanding during the nine months ended March 31, 2017 and 2016.

Note 7 — Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date these financial statements were issued to determine if they must be reported. Management has determined that there are no events subsequent to March 31, 2017 and up to the date of this filing that would require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. These statements relate to future events or our future financial performance and involve risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited interim financial statements for the three months ended March 31, 2017 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending March 31, 2017. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended March 31, 2016, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Company History

The Registrant was formed as AP Event, Inc., a Nevada corporation on October 16, 2014.  The Registrant was originally in the business of travel agency to provide individual and group leisure tours to music festivals, and concerts combined with local excursions.

On March 21, 2017, August Petrov, the principal shareholder, President, Chief Executive Officer and Chief Financial Officer of AP Event, Inc. (the “Registrant” or the “Company”) consummated the sale of 5,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) owned by Mr. Petrov to LB Media Group, LLC a Colorado limited liability Company (“LB Media”). The sale of the Shares, which represented approximately eighty percent (80%) of the outstanding common stock of the Company, represented a change in control of the Company.  In connection with the sale, Mr. Petrov resigned as officer and director of the Company and forgave and discharged any indebtedness of any kind owed to him by the Company.

On March 23, 2017, the Registrant consummated an Agreement and Plan of Merger (the “Merger Agreement”) with LB Media, the principal stockholder of the Registrant, and LB Acquisition Corp., a Colorado corporation  a wholly-owned subsidiary of the Registrant (“Acquisition”) whereby Acquisition was merged with and into LB Media (the “Merger”) in consideration for: cash in the amount of Six Hundred Thousand Dollars ($600,000); 2,351,355 newly-issued, pre-split shares of the Company’s Common Stock (the “Merger Shares”); and 324,327 pre-split shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Shares,” and collectively with the Merger Shares, the “Merger Consideration”). The Series A Shares initially convert at the rate of one vote per share (the “Series A Conversion Rate”) and provides that the Series A Conversion Rate shall be adjusted based upon the number of shares outstanding such that the holders of the Series A Shares would not hold less than, fifty-five percent (55%) of the number of outstanding shares of Common Stock on a fully-diluted basis.  Pursuant to the terms of the Merger Agreement, LB Media agreed to retire 5,000,000 shares of Common Stock of the Company held immediately prior to the Merger.

Simultaneously with the Merger, the Registrant accepted subscriptions in a private placement offering (the “Offering”) of its Common Stock at a purchase prices of $0.12 and $0.15 per share, offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for the aggregate offering amount of $600,000.  The Company also accepted a subscription from a single investor in the amount of Two Hundred Fifty Thousand Dollars ($250,000) for 27,027 shares of the Registrant’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”) also in accordance with Rule 506 of Regulation D of the Securities Act. The Series B Shares convert, following six months after issuance, into shares of Common Stock at the post-Split rate of sixteen (16) votes per share. The Series B Shares cannot be converted by the investor if such conversion would result in the investor owning more than 4.99% of the outstanding common stock.

As a result of the Merger, LB Media became a wholly-owned subsidiary of the Registrant, and following the consummation of the Merger and giving effect to the securities sold in the Offering, the members of LB Media will beneficially own approximately fifty-five (55%) of the issued and outstanding Common Stock of the Registrant. The parties have taken the actions necessary to provide that the Merger is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.

On March 24, 2017, the Registrant amended its Articles of Incorporation (the “Amendment”) to (i) change its name to LeafBuyer Technologies, Inc., (ii) to increase the number of its authorized shares of capital stock from 75,000,000 to 160,000,000 shares of which 150,000,000 shares were designated common stock, par value $0.001 per share (the “Common Stock”) and 10,000,000 shares were designated “blank check” preferred stock, par value $0.001 per share (the “Preferred Stock”) and (iii) to effect a forward split such that 9.25 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to the Amendment (the “Split”).

Our principal place of business is located at 6888 South Clinton Street, Suite 300, Greenwood Village, CO 80112.  Our telephone number is (720) 235-0099.  Our website is www.leafbuyer.com.

Business Overview

The Company’s wholly-owned subsidiary, LB Media Group, LLC has evolved and grown from a listing technology company focused on helping consumers find local cannabis-related retail establishments, into a next generation mobile location data and offer-driven deals site.  The Company’s  website, Leafbuyer.com, is the most comprehensive online source for cannabis deals and specials, Leafbuyer.com connects consumers with dispensaries. Leafbuyer works alongside businesses to showcase their unique products and build a network of loyal patrons. Leafbuyer’ s national network of cannabis deals and information reaches millions of consumers monthly. Leafbuyer is the official cannabis deals platform of thecannabist.co (owned by the Denver Post) and westword.com.

The site’s sophisticated vendor dashboard pairs vendor data with consumer needs to find exactly what deals, products or menu items the consumer is looking for.  Vendors engage consumers through a robust 24/7 real-time dashboard that allows updates on menus, specials, jobs, and tracks return on investment reporting.

We operate in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in revenue by the year 2020.  We have been and will continue to be aggressive in pursuing opportunities that we believe will benefit us in the long-term.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Results of Operations

	Three months ended March 31,
	2017	2016	Change	%
Sales revenue	$231,504	$28,972	$202,532	699%
Cost of revenue	--	--	--	-%
Gross profit	231,504	28,972	202,532	699%

Total operating expenses	339,820	126,276	(213,544)	(169)%

Interest expense	(39)	--	(39)	-%

Net loss	$(108,355)	$(97,304)	$(11,051)	11%

	Nine months ended March 31,
	2017	2016	Change	%
Sales revenue	$715,158	$360,717	$354,441	98%
Cost of revenue	--	--	--	--%
Gross profit	715,158	360,717	354,441	98%

Total operating expenses	751,415	362,504	(388,911)	(107)%

Interest expense	(39)	--	(39)	--%
Other income (expense)	1,438	--	1,438	--%
Net loss	$(34,858)	$(1,787)	$(33,071)	1851%

Sales Revenue, Cost of Revenue and Gross Profit

Sales revenue and gross profit increased in 2017 compared to 2016 due to our growth strategy as well as execution on our strategy.  Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are expanding our presence in the marketplace.

Operating expenses

	Three months ended March 31,
	2017	2016	Change	%
Personnel	$163,810	$62,531	$101,279	162%
Advertising	50,970	18,027	32,943	183%
Information technology	9,553	7,355	2,198	30%
Sales and marketing	450	--	450	--%
General and administrative	115,037	38,363	76,674	200%
	$339,820	$126,276	$213,544	169%

	Nine months ended March 31,
	2017	2016	Change	%
Personnel	$403,966	$176,719	$227,247	129%
Advertising	121,399	38,646	82,753	214%
Information technology	44,811	40,963	3,848	9%
Sales and marketing	450	1,677	(1,227)	(73)%
General and administrative	180,789	104,499	8,290	8%
	$751,415	$362,504	$388,911	107%

The increase in operating expenses during the three and nine months ended March 31, 2017 compared to 2016 was driven by our growth and expansion.  In addition, we incurred additional costs related to becoming a publicly traded company in 2017 that we did not incur in 2016.

Liquidity and Capital Resources

At March 31, 2017 we had $224,401 in cash and cash equivalents.  Our cash flows from operating, investing and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended March 31,
	2017	2016
Net cash (used in) provided by operating activities	$(65,394)	$14,048
Net cash used in investing activities	1,500	--
Net cash provided by (used in) financing activities	238,935	(13,905)

Net cash from operating activities decreased as we had more deferred revenue in 2017 compared to the same period in 2016.  During 2017, we raised cash from selling stock via subscriptions in conjunction with the Merger Agreement.

Working Capital

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of $122,345 and negative working capital of $80,232, respectively, as of March 31, 2017 and June 30, 2016.  The increase in working capital is due to the increase in our net income for that period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended March 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 and June 30, 2016.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended June 30, 2016 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Critical Accounting Policies

Our unaudited interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our unaudited interim financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 4.	Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) designed to provide reasonable assurance the information required to be reported in our Exchange Act filings is recorded, processed, summarized and reported within the time periods specified and pursuant to Securities and Exchange Commission (“SEC”) rules and forms, including controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.	Unregistered Sales of Equity Securities

On March 23, 2017, thein connection with an Agreement and Plan of Merger (the “Merger Agreement”) with LB Media Group, LLC and LB Acquisition Corp., the Registrant issued 2,351,355 newly-issued, pre-split shares of the Company’s Common Stock and 324,327 pre-split shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Shares,” and collectively with the Merger Shares, the “Merger Consideration”).  The Series A Shares initially convert at the rate of one vote per share (the “Series A Conversion Rate”) and provides that the Series A Conversion Rate shall be adjusted based upon the number of shares outstanding such that the holders of the Series A Shares would not hold less than, fifty-five percent (55%) of the number of outstanding shares of Common Stock on a fully-diluted basis.

On March 23, 2017, the Registrant accepted subscriptions in a private placement offering (the “Offering”) of its Common Stock at a purchase prices of $0.12 and $0.15 per share, offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for the aggregate offering amount of $600,000.  The Company also accepted a subscription from a single investor in the amount of Two Hundred Fifty Thousand Dollars ($250,000) for 27,027 shares of the Registrant’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”) also in accordance with Rule 506 of Regulation D of the Securities Act. The Series B Shares convert, following six months after issuance, into shares of Common Stock at the post-Split rate of sixteen (16) votes per share. The Series B Shares cannot be converted by the investor if such conversion would result in the investor owning more than 4.99% of the outstanding common stock.

The Shares were offered and sold without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemptions provided by Section 4(a)(2) of the Securities Act as provided in Rule 506(b) of Regulation D promulgated thereunder. The Shares have not been registered under the Securities Act or any other applicable securities laws, and unless so registered, may not be offered or sold in the United States except pursuant to an exemption from the registration requirements of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 22, 2017	LEAFBUYER TECHNOLOGIES, INC.

	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer and Chairman
(Principal Executive Officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director
(Principal Accounting and Financial Officer)