Form 10-KT
period 2017-06-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2017-10-05
CIK 1643721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KT

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

 ☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2017 to June 30, 2017.

Commission file number: 333-206745

LEAFBUYER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3944821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6888 S. Clinton Street, Suite 300, Greenwood Village, CO 80108
 (Address of principal executive offices, including zip code)

(720)-235-0099
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Par Value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of October 4, 2017, the Registrant had 38,380,663 shares of common stock outstanding.

The aggregate market value of the voting stock held on December 31, 2016 by non-affiliates of the registrant was approximately $25,600 based on the last offering price of $0.02 per share (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of five percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

PART 1

ITEM 1.	BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions.

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

As used in this annual report, the terms "we", "us" and "our" mean Leafbuyer Technologies, Inc., unless otherwise indicated.

Business Overview

Leafbuyer.com Platform

LB Media Group, LLC introduced Leafbuyer.com in 2013 as a consumer portal that would allow cannabis consumers to find the best deals and information from their favorite local dispensary. The platform also allowed cannabis businesses to attract new customers by posting more information and better cannabis deals. As the market has matured and our clients have become more sophisticated, their needs have expanded. The Company is now focused on developing multiple technology solutions to help our customers achieve their objectives. Resources are being put into broadening the platform in several key features. The  fully-developed Leafbuyer platform will host many tools for our clients to attract, retain and grow customers. We plan to expand the platform into a full-service solution that can be monetized while also providing a solution for our customers.

The current market is extremely fragmented and there are few significant companies that have achieved scale in operations. We plan to grow organically and through strategic acquisitions to achieve our long-term goals.

The Team

The Company has 14 full-time employees working out of its headquarters in Greenwood Village, Colorado. In addition, the company currently has sales teams in Washington, California and Oregon. Leafbuyer also has relationships with approximately 10 independent contractors which it retains from time to time.

A majority of our employees are involved in sales and customer service. Other services, such as website content and graphics design are outsourced to independent contractors.

One of the Company’s top priorities in 2017 has been recruiting and retaining some of the top talent in the cannabis and technology industries. We anticipate a majority of our future hiring will be in markets outside of Colorado.

Growth State by State

Our primary customers have been legal cannabis dispensaries and companies who create cannabis-related products.  As more states legalize cannabis, we hope the consumer and potential customer base will expand. We believe that the transformation in California from a purely medical legal state to a recreational state will create great opportunities for our company. We intend to duplicate the model that has worked for us in Colorado in each market as it develops.

The marginal cost for Leafbuyer to enter a market is minimal in comparison to growers or retail operations. In order for us to enter a new market, most of our costs include sales and marketing personnel and grassroots efforts to grow the consumer base in the new market. We believe that we can replicate our success in Colorado in the past four years of operations in other States that adopt legal cannabis use.  However, there can be no assurance that we will be able to do so.

Other companies who deal with cannabis directly have significant legal and capital barriers impeding their growth into another state. However, since we are an ancillary company, most of the current regulations and strict cannabis laws do not pertain to our operations. Because of the overall growth in the market and low legal barriers, we believe that growth opportunities are very significant for the foreseeable future.

2018 and beyond

On November 8, 2016, voters in California, Nevada, Maine and Massachusetts voted to regulate the production and sale of cannabis for recreational purposes while Florida, North Dakota, Arkansas and Montana voters authorized its medical use. According to ArcView Market Research, these initiatives will cause the regulated cannabis industry to expand from roughly $6 billion in 2016 to more than $23 billion once these initiatives take effect.

Our business model is designed to benefit from this trend. When a new state passes a medical or recreational cannabis law, we can start marketing to consumers and businesses in that state with minimal marginal cost. Because Leafbuyer is not involved in the production or sale of cannabis, we do not have to build expensive grow operations and open brick and mortar stores. As more states pass laws to offer legal cannabis products, we begin marketing into the state and sign up dispensaries to be on the platform.

We plan to grow the company organically through the aggressive deployment of sales and marketing resources into legal cannabis states. We understand that to become a significant player in the industry in the future will require us to look for acquisitions for a significant portion of that growth.  However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to the Company.

ITEM 1A.	RISK FACTORS

Risks Related to the Business

We have minimal financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Leafbuyer Technologies, Inc. is an early stage company and has minimal financial resources. We had a cash balance of $164,680 as of June 30, 2017. We had an accumulated deficit of $958,535 at June 30, 2017. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the six months ended June 30, 2017 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

Leafbuyer is and will continue to be completely dependent on the services of our president, chief executive officer and chief financial officer, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Leafbuyer’s operations and business strategy are completely dependent upon the knowledge and business connections of Messrs. Rossner and Breen our executive officers. They are under no contractual obligation to remain employed by us. If any should choose to leave us for any reason or become ill and unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Form 10-K. We will likely fail without the services of our officers or an appropriate replacement(s).

Because we have only recently commenced business operations, we face a high risk of business failure.

The Company was formed in April 2013. All of our efforts to date have related to developing our business plan and beginning business activities. Through June 30, 2017, we had limited operating revenues. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell its products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of its planned growth strategy.

We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

The Company's future success depends largely on its ability to attract, hire, train and retain highly qualified technical personnel to provide the Company's services. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company's results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified technical personnel.

We will face competition from companies with significantly greater resources and name recognition.

The markets in which the Company will operate are characterized by intense competition from several types of solution and technical service providers. The Company expects to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

Risks Related to Our Securities

Our officers and directors currently own the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current Board of Directors and executive officers, hold approximately 62.7% of the voting power of the Company’s outstanding voting capital stock. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without the aforementioned consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders.

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTC Markets platform under the symbol “LBUY.” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTC Markets quotation platform is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and shorting. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

●	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the share exchange may limit interest in our securities;
●	variations in quarterly operating results from the expectations of securities analysts or investors;
●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;
●	announcements of new products or services by us or our competitors;
●	reductions in the market share of our products;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	general technological, market or economic trends;
●	investor perception of our industry or prospects;
●	insider selling or buying;
●	investors entering into short sale contracts;
●	regulatory developments affecting our industry; and
●	additions or departures of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices, or as to what effect that the sale of shares or the availability of common stock for sale at any time will have on the prevailing market price.

Our common stock may never be listed on a major stock exchange.

We currently do not satisfy the initial listing standards and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Concentrated ownership of our common stock creates a risk of sudden changes in our common stock price.

The sale by any shareholder of a significant portion of their holdings could have a material adverse effect on the market price of our common stock.

Sales of our currently issued and outstanding stock may become freely tradable pursuant to Rule 144 and may dilute the market for your shares and have a depressive effect on the price of the shares of our common stock.

A number of the outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTC Markets). A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares of common stock, may have a depressive effect upon the price of our shares of common stock in any active market that may develop.

If we issue additional shares or derivative securities in the future, it will result in the dilution of our existing stockholders.

Our Articles of Incorporation authorize the issuance of up to 150,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares are designated as “blank check” preferred stock, par value $0.001 per share (the “Preferred Stock”). Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future.

We do not plan to declare or pay any dividends to our stockholders in the near future.

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The requirements of being a public company may strain our resources and distract management.

As a result of filing the resignation statement, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers.

In the event that any of our securities are offered without engaging a registered broker-dealer, we may face claims for rescission and other remedies. If any claims or actions were to be brought against us relating to our lack of compliance with the broker-dealer requirements, we could be subject to penalties, required to pay fines, make damages payments or settlement payments, or repurchase such securities. In addition, any claims or actions could force us to expend significant financial resources to defend our company, could divert the attention of our management from our core business and could harm our reputation.

Future changes in financial accounting standards or practices may cause adverse unexpected financial reporting fluctuations and affect reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct business.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer that recommends our common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market price and liquidity of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive office is located at 6888 S. Clinton Street, Suite 300, Greenwood Village, CO 80112.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets under the trading symbol “LBUY”. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future. Our common stock commenced trading on April 5, 2017 under the symbol “APVT”.

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High ($)	Low ($)
June 30, 2017	$1.62	$0.75
March 31, 2017	N/A	N/A
December 31, 2016	N/A	N/A
September 30, 2016	N/A	N/A
June 30, 2016	N/A	N/A
March 31, 2016	N/A	N/A
December 31, 2015	N/A	N/A
September 30, 2015	N/A	N/A

Holders

As of June 30, 2017, there were approximately 78 holders of record of our common stock.

Dividends

We have not paid cash dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

Equity Compensation Plans

The Company had no incentive plans as of June 30, 2017.

Recent Sales of Unregistered Securities

During the year ended June 30, 2017, the Company entered into subscription agreements for the issuance of 476,092 pre-split shares of common stock at purchase prices of $0.16 and $0.15 per share for a total amount of $600,000 in cash.  The Company also accepted a subscription in the amount of $250,000 for 27,027 shares of the Registrant’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”). The Series B Shares convert six months after issuance, into shares of Common Stock at the post-split rate of sixteen (16) votes per share.

Following the reporting period, the Company accepted a Subscription for the issuance of 380,000 shares post-split common stock at a purchase price of $0.50 per share for a total subscription of $190,000 in cash.

Following the reporting period, the Company issued an aggregate of options to purchase 3,240,000 shares of Common Stock at the exercise price of $0.25 per share (the “Options”).  All of the Options vest equally over five, six-month periods commencing on the six month anniversary of the issuance of the Options.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 6.	Selected Financial Data

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

The Company was formed as AP Event, Inc., a Nevada corporation on October 16, 2014.  The Registrant was originally in the business of travel agency to provide individual and group leisure tours to music festivals, and concerts combined with local excursions.

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

Business Overview

The Company’s wholly-owned subsidiary, LB Media Group, LLC has evolved and grown from a listing technology company focused on helping consumers find local cannabis-related retail establishments, into a next generation mobile location data and offer-driven deals site.  The Company’s  website, Leafbuyer.com, is the most comprehensive online source for cannabis deals and specials, Leafbuyer.com connects consumers with dispensaries. Leafbuyer works alongside businesses to showcase their unique products and build a network of loyal patrons. Leafbuyer’s national network of cannabis deals and information reaches millions of consumers monthly. Leafbuyer is the official cannabis deals platform of thecannabist.co (owned by the Denver Post) and westword.com.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Results of Operations for the Six months ended June 30, 2017 versus June 30, 2016 (unaudited)

Revenues

During the six months ended June 30, 2017, we generated $466,267 of revenues, compared to revenues of $221,178 during the six months ended June 30, 2016.

Expenses

During the six months ended June 30, 2017, we incurred total expenses of $807,002, including $806,332 in general and administrative expenses, $450 in selling expenses, and $220 in interest expense.  During the six months ended June 30, 2016, we incurred total expenses of $282,011, all of which were general and administrative expenses.

Net Loss

During the six months ended June 30, 2017 we incurred a net loss of $340,735, compared to a net loss of $60,833 for the six months ended June 30, 2016.

Liquidity and Capital Resources

As of June 30, 2017, we had $164,680 in cash and cash equivalents, $30,867 in prepaid expenses and deposits, $1,500 in fixed assets, $45,049 in accrued liabilities, $55,533 in deferred revenue and had a working capital surplus of $94,965. We are dependent on funds raised through equity financing. Our cumulative net loss of $958,535 was funded by equity financing. Since our inception, we have raised gross proceeds of $1,055,000 in cash from the sale of our securities. We anticipate that we will incur substantial losses for the foreseeable future.

During the six months ended June 30, 2017, we used $351,831 in operating activities. During the six months ended June 30, 2016, we generated $36,881 from operating activities. Our increase in cash spending on operating activities during the six months ended June 30, 2017 was primarily due to the large incremental costs of becoming a public entity, combined with additional costs incurred as our business grew.  Specifically, payroll costs grew rapidly during the six months ended June 30, 2017.

During the six months ended June 30, 2017, we invested $1,500 in office equipment. In 2016 we did not engage in any investing activities.

During the six months ended June 30, 2017, we made distributions of $600,000 to officers of LB Media in connection with the Merger Agreement and we received $1,055,000 in cash from financing activities from the issuance of our common and preferred stock.  During the six months ended June 30, 2016, we did not receive cash from financing activities from the issuance of our common and preferred stock.

Our increase in cash and cash equivalents for the six months ended June 30, 2017 was mainly due to the increase in cash from financing activities.

During the six months ended June 30, 2017, our monthly cash requirements to fund our operating activities, was approximately $14,000, compared to approximately $1,600 during the six months ended June 30, 2016. In the absence of the continued sale of our common and preferred stock or advances from related parties, our cash of $164,680 as of June 30, 2017 is sufficient to cover our current monthly burn rate for three months and to pay our accrued liabilities balance of $45,049.

Results of Operations for the Year ended December 31, 2016 versus December 31, 2015

Revenues

During the year ended December 31, 2016, we generated $704,832 of revenues, compared to revenues of 491,312 for the year ended December 31, 2015.

Expenses

During the year ended December 31, 2016 we incurred total expenses of $693,606, all of which were general and administrative expenses.  During the year ended December 31, 2015, we incurred total expenses of $469,276, all of which were general and administrative expenses.

Net Loss

During the year ended December 31, 2016 we had a net income of $12,664, compared to a net income of $22,036 for the year ended December 31, 2015.

Liquidity and Capital Resources

As of December 31, 2016, we had $63,011 in cash and cash equivalents, $14,915 in prepaid expenses and deposits, $53,827 in accrued liabilities, $41,899 in deferred revenue and had a working capital deficit of $17,800.

During the year ended December 31, 2016, we generated $58,598 from operating activities. During the year ended December 31, 2015, we used $8,622 in operating activities. Our increase in cash spending on operating activities during the year ended December 31, 2016 was primarily due to a increase in accrued expenses during the year.

During the years ended December 31, 2016 and 2015, we did not engage in any investing activities.

During the year ended December 31, 2016, we made distributions of $18,301 to officers of LB Media compared to $16,372 in distributions made to officers of LB Media during the year ended December 31, 2015.  We did not receive any funds related to financing activities during the years ended December 31, 2016 or 2015.

Our increase in cash and cash equivalents for the year ended December 31, 2016 was mainly due to the increase in accrued liabilities during the year.

Future Financings

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our audited financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our audited financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

Foreign Currency Translation

Our audited financial statements are presented in United States dollars. Transactions in currencies other than the U.S. dollar are translated into U.S. dollars at the exchange rate in effect at the balance sheet date for monetary assets and liabilities, and at historical exchange rates for non-monetary assets and liabilities. Expenses are translated at the average rates for the period, excluding amortization, which is translated on the same basis as the related assets. Resulting translation gains or losses are reflected in net loss.

Recent accounting guidance adopted

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 8.	Financial Statements and Supplementary Data

The information required by Item 8 appears after the signature page of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

(a) Dismissal of Independent Registered Public Accounting Firm

On May 11, 2017, Michael Gillespie & Associates, PLLC (“MGA”) was dismissed as the independent registered public accounting firm of Leafbuyer Technologies, Inc. (the “Company”).  The Company’s Board of Directors approved the dismissal of MGA.

MGA’s reports on the Company’s financial statements for the years ended June 30, 2016 and 2015, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles other than going concern.

During the years ended June 30, 2016 and 2015, and through May 11, 2017, there were no disagreements with MGA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MGA, would have caused it to make reference thereto in connection with its reports on the financial statements for such years.  During the years ended June 30, 2016 and 2015, and through May 11, 2017, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided MGA with a copy of the foregoing disclosures and requested MGA to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not MGA agrees with the disclosures.  A copy of MGA’s letter is filed as Exhibit 16.1 to this Current Report on Form 8-K.

(b) New Independent Registered Public Accounting Firm

On May 12, 2017, the Company’s Board of Directors, acting in the capacity of an audit committee, engaged BF Borgers CPA PC (“Borgers”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements.  During the Company’s fiscal years ended June 30, 2016 and 2015, and through May 11, 2017, 2015, neither the Company, nor anyone acting on its behalf, consulted with Borgers regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Borgers concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Item 9A.	Controls and Procedures

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Following the reporting period, the Company accepted a Subscription for the issuance of 380,000 shares post-split common stock at a purchase price of $0.50 per share for a total subscription of $190,000 in cash.

Following the reporting period, the Company issued an aggregate of options to purchase 3,240,000 shares of Common Stock at the exercise price of $0.25 per share (the “Options”).  All of the Options vest equally over five, six-month periods commencing on the six month anniversary of the issuance of the Options.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(a)(2) under the Securities Act of 1933, as amended, for transactions not involving a public offering.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since
Kurt Rossner	48	Chairman, Chief Executive Officer and President	March 23, 2017
Mark Breen	45	Chief Financial Officer and Director	March 23, 2017
Michael Goerner	48	Treasurer, Chief Technology Officer and Director	March 23, 2017

Kurt Rossner 48, Co-Founder, Chairman and Chief Executive Officer.

Prior to founding LB Media Group in May 2013, Mr. Rossner started his career with MCI Telecommunications Corporation as a Business Sales Manager in 1993.  Mr. Rossner founded several successful technology companies and was a pioneer in the Internet web hosting industry. He founded one of the largest platforms in the county, selling it to Micron Electronics (NASDAQ: MUEI) in 2000. Mr. Rossner leads the company’s operations and overall strategic direction. He holds a Bachelor of Science Degree in Economics from The Florida State University.

Mark Breen, 45, Co-Founder, Director and Chief Financial Officer

Prior to Co-founding LB Media Group in May 2013, Mr. Breen served in various Sales Executive positions at CBS Corporation from Oct 2010 to October of 2013.  Mr. Breen heads up the Company’s sales and market expansion strategy. He has worked in various sales, operation and management positions within Tribune Broadcasting, Gannett and CBS in both Chicago and Denver over his 20-year career.  Mr. Breen earned a Bachelor of Arts Degree in Broadcasting from Western Illinois University

Michael Goerner, 48, Co-Founder, Director and Chief Technology Officer

Prior to founding LB Media Group in May 2013, Mr. Goerner served as the C.T.O of WHIP Systems from March 2001 to May 2013. Mr. Goerner is responsible for the technology direction of the company and has significant experience with various Internet and IT companies.  Prior thereto and from June 1998 through December 2000 to Mr. Goerner served as the Founder and C.T.O of Indigio Group.  In the early 1990s he was involved in the early-stage development of successful Internet properties in the areas of online mapping, real estate, news media. Mr. Goerner has a Bachelor of Science Degree in Computer Science from Millersville University of Pennsylvania.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past 10 years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated;

•	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

•	and judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

•	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2017 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

We do not have an audit committee.  Our entire Board of Directors carries out the functions of the audit committee.

Our Board has determined that we do not have an audit committee financial expert on our Board carrying out the duties of the audit committee. The Board has determined that the cost of hiring a financial expert to act as a director and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having an audit committee financial expert on the Board.

Nomination Procedures for Directors

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board, and does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board, they may do so by communicating directly with our President at the address specified on the cover of this annual report. There has not been any change to the procedures that our shareholder may recommend nominees to our Board of Directors.

Item 11.	Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the fiscal year ended June 30, 2017.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total
Kurt Rossner Chief Executive Officer and Director	2017 2016 2015	26,334 13,000 13,000	200,000 - -	- - -	- - -	- - -	- - -	- - -	226,334 13,000 13,000
Mark Breen Chief Financial Officer, Director	2017 2106 2015	26,334 13,000 13,000	200,000 - -	- - -	- - -	- - -	- - -	- - -	226,334 13,000 13,000
Micheal Goener, Treasurer, Director	2017 2016 2015	26,334 13,000 13,000	200,000 - -	- - -	- - -	- - -	- - -	- - -	226,334 13,000 13,000
August Petrov, President, Chief Executive Officer, Treasurer, Director (1)	2017 2016 2015	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

(1) Mr. Petrov resigned effective March 21, 2017.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board as a whole participates in the consideration of executive compensation. None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving on our Board.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Kurt Rossner serves as our Chairman and Chief Executive Officer. We believe it is in the best interest of the Company to have the Chairman and Chief Executive Officer roles combined due to our small size and limited resources.

Our Board of Directors is primarily responsible for overseeing our risk management processes.  The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board’s appetite for risk. While the Board oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 30, 2017 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2017, there were 38,000,663 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Kurt Rossner(3)	8,250,020	21.7%
Mark Breen(3)	8,250,020	21.7%
Michael Goerner(3)	8,250,020	21.7%
All officers and directors as a group (five persons)	24,750,060	65.1%

(1)	Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)
Applicable percentage ownership is based on 38,000,663 shares of common stock outstanding as of June 30, 2017 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2017, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2017, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 108,109 of common stock underlying 108,109 shares of Series A Preferred Stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of those persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.

Related Person Transaction Policy

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Director Independence

We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. None of our current directors meet this definition of independence.

Item 14.	Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, [•], in connection with the audit of our financial statements for the years ended June 30, 2017 and 2016, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2017 ($)	Year Ended June 30, 2016 ($)
Audit fees	$15,000	$8,500
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$15,000	$8,500

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2017.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation (1)

3.2	Articles of Amendment (2)

3.3	Bylaws (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 5, 2017	LEAFBUYER TECHNOLOGIES, INC.

	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Kurt Rossner	Chief Executive Officer, Director	October 5, 2017
Kurt Rossner	(Principal Executive Officer)

/s/ Mark Breen	Chief Financial Officer, Director	October 5, 2017
Mark Breen	(Principal Financial and Accounting Officer)

/s/ Michael Goerner Michael Goerner	Chief Technology Officer, Director	October 5, 2017

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leafbuyer Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Leafbuyer Technologies, Inc. (“the Company”) as of June 30, 2017, December 31, 2016, and December 31, 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the six-month period ended June 30, 2017 and years ended December 31, 2016 and 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leafbuyer Technologies, Inc., as of June 30, 2017, December 31, 2016 and 2015, and the results of its operations and its cash flows for the six-month period and years then ended, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit.  In addition, the Company continues to experience negative cash flows from operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

B F Borgers CPA PC
Lakewood, Colorado
 October 5, 2017

LEAFBUYER TECHNOLOGIES, INC.
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016	December 31, 2015
ASSETS

Current assets:
Cash and cash equivalents	$164,680	$63,011	$22,714
Prepaid expenses and other current assets	30,867	14,915	8,757
Total current assets	195,547	77,926	31,471

Noncurrent assets:
Fixed assets, net	1,500	--	--
Total assets	$197,047	$77,926	$31,471

LIABILITIES AND EQUITY
Current liabilities:
Accrued liabilities	$45,049	$53,827	$7,899
Deferred revenue	55,533	41,899	35,736
Total current liabilities	100,582	95,726	43,635

Total liabilities	100,582	95,726	43,635

Commitments and contingencies (Note 5)	--	--	--

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 6,750,000 shares issued and outstanding for class A convertible preferred stock and 250,000 shares issued and outstanding for class B convertible preferred stock at June 30, 2017; 3,250,000 class A convertible preferred shares issued and outstanding at December 31, 2016 and 2015	7,000	3,250	3,250
Common stock, $.001 par value; 150,000,000 shares authorized; 38,000,663 shares issued and outstanding at June 30, 2017, December 31, 2016 and 2015	38,000	26,160	26,160
Additional paid-in capital	1,010,000	(29,410)	(29,410)
Accumulated deficit	(958,535)	(17,800)	(12,164)
Total equity (deficit)	96,465	(17,800)	(12,164)

Total liabilities and equity (deficit)	$197,047	$77,926	$31,471

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.
Consolidated Statements of Operations

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Sales revenue	$466,267	$704,832	$491,312

Operating expenses:
Selling expenses	450	--	--
General and administrative	806,332	693,606	469,276
Total operating expenses	806,782	693,606	469,276

(Loss) income from operations	(340,515)	11,226	22,036

Other income (expense):
Interest expense	(220)	--	--
Other income	--	1,438	--
Other (expense) income, net	(220)	1,438	--

Net (loss) income	$(340,735)	$12,664	22,036

Earnings (loss) per common share:
Basic and diluted	$(0.01)	$0.00	0.00

Weighted average common shares outstanding:
Basic and diluted	32,570,967	26,160,000	26,160,000

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
Operating Activities:
Net (loss) income	$(340,735)	$12,664	$22,036
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15,952)	5	(21,410)
Accounts payable and accrued liabilities	4,856	45,929	(9,248)
Net cash (used in) provided by operating activities	(351,831)	58,598	(8,622)

Investing Activities:
Purchase of office equipment	(1,500)	--	--
Net cash used in investing activities	(1,500)	--	--

Financing Activities:
Proceeds from issuance of stock	1,055,000	--	--
Distributions	(600,000)	(18,301)	(16,732)
Net cash provided by (used in) financing activities	455,000	(18,301)	(16,732)

Net change in cash and cash equivalents	101,669	40,297	(25,354)

Cash and cash equivalents, beginning of period	63,011	22,714	48,068

Cash and cash equivalents, end of period	$164,680	$63,011	$22,714

Cash paid for:
Interest	$220	$--	$--
Taxes	--	--	--

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.
Consolidated Statements of Equity

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total

January 1, 2015	3,250,000	$3,250	26,160,000	$26,160	$(29,410)	$(14,196)	$(14,196)

Net income	-	-	-	-	-	22,036	22,036

Distributions	-	-	-	-	-	(20,004)	(20,004)

December 31, 2015	3,250,000	3,250	26,160,000	26,160	(29,410)	(12,164)	(12,164)

Net income	-	-	-	-	-	12,664	12,664

Distributions	-	-	-	-	-	(18,300)	(18,300)

December 31, 2016	3,250,000	3,250	26,160,000	26,160	(29,410)	(17,800)	(17,800)

LB Media, LLC activity, period ended March 22, 2017:
Net loss	-	-	-	-	-	(108,355)	(108,355)

Impact of Merger Agreement:
Shares acquired in connection with Merger Agreement	-	-	58,090,663	58,090	(58,090)	-	-
Retirement of shares to complete Merger Agreement	-	-	(46,250,000)	(46,250)	46,250	-	-
Shares issued in connection with Merger Agreement	-	-	-	-	850,000	-	850,000
Distributions	-	-	-	-	-	(600,000)	(600,000)

Stock subscriptions	3,750,000	3,750	-	-	201,250	-	205,000

Consolidated net loss from March 23 through June 30, 2017	-	-	-	-	-	(232,380)	(232,380)

June 30, 2017	7,000,000	$7,000	38,000,663	$38,000	$1,010,000	$(958,535)	$96,465

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.
Notes to Consolidated Financial Statements

Note 1 — Description of Business

Formation of the Company

On March 23, 2017, AP Event Inc. (“AP” or the “Registrant”) consummated an Agreement and Plan of Merger (the “Merger Agreement”) with LB Media Group, LLC, a Colorado limited liability Company (“LB Media”), August Petrov (the principal stockholder of AP), and LB Acquisition Corp., a Colorado corporation  and a wholly-owned subsidiary of AP (“Acquisition”) whereby Acquisition was merged with and into LB Media (the “Merger”) in consideration for: cash in the amount of Six Hundred Thousand Dollars ($600,000); 2,351,355 newly-issued, pre-split shares of the Registrant’s Common Stock (the “Merger Shares”); and 324,327 pre-split shares of the Registrant’s Series A Preferred Stock, par value $0.001 per share (the “Series A Shares,” and collectively with the Merger Shares, the “Merger Consideration”).  Pursuant to the terms of the Merger Agreement, LB Media agreed to retire 5,000,000 pre-split shares of Common Stock of the Registrant held immediately prior to the Merger.

As a result of the Merger, LB Media became a wholly-owned subsidiary of the Registrant, and immediately following the consummation of the Merger and giving effect to the securities sold in the Offering, the members of LB Media beneficially owned approximately fifty-five percent (55%) of the issued and outstanding Common Stock of the Registrant.  The Merger Agreement contains customary representations, warranties, and covenants of the Registrant and LB Media for like transactions.

As a result of the reorganization and name change discussed later, Leafbuyer Technologies, Inc. (“Leafbuyer”) became the publicly quoted parent holding company with LB Media becoming a wholly-owned subsidiary of Leafbuyer.  Upon consummation of the Agreement, Leafbuyer common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder.  For purposes of Rule 12g-3(a), Leafbuyer is the successor issuer to AP.

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

Basis of Presentation

As a result of the Merger Agreement, LB Media is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company.  The consolidated financial statements include the results of operations and financial position of LB Media for all periods, and the results of operations and financial position of Leafbuyer as of June 30, 2017 and for the period from March 23, 2017 through June 30, 2017.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.  Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

Going Concern

As shown in the accompanying financial statements, we had an equity balance of $96,465 and a working capital balance of $94,965 as of June 30, 2017.  We reported a net loss of $340,735 for the six months ended June 30, 2017, and we anticipate further losses in the development of our business.  Accordingly, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Management believes that actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern.  While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation.

Note 2 —Summary of Significant Accounting Policies

Significant Accounting Policies

Fair Value Measurements

The Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value, and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification ("ASC") Topic 605, "Revenue Recognition."  We record revenue when persuasive evidence of an arrangement exists, services have been rendered, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.  In the normal course of business, we receive payments from our customers which include payments for both current and future services.  We do not recognize payment for future services in current income; rather, we record the amounts of those payments as deferred revenue in the current period and recognize the appropriate amounts in income in future periods as applicable.  No costs are recorded to cost of sales as we are unable to directly allocate any costs of our revenue.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, LB Media and Acquisition.  All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit, and short-term liquid investments with original maturities of three months or less when purchased.  As of June 30, 2017, December 31, 2016 and December 31, 2015, the Company did not hold any cash equivalents.  The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000.  As of June 30, 2017, December 31, 2016, and December 31, 2015, none of the Company’s cash was in excess of federally insured limits.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  There are no material uncertain tax positions at June 30, 2017.

Recently Issued Accounting Pronouncements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12).  ASU 2016-12 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications.  This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. We are currently assessing the impact of adoption of this ASU on our consolidated results of operations, cash flows and financial position.

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2015, 2016 and 2017.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Note 3 — Recapitalization

On March 23, 2017, we completed the Merger Agreement with AP.  The impact to equity of the Merger Agreement includes a) the issuance of 2,351,355 new pre-split shares of the Company’s common stock; b) the issuance of 324,327 new pre-split shares of the Company’s Series A Convertible Preferred Stock; c) the retirement of 5,000,000 shares of the Company’s pre-split common stock; and d) removing the Company’s accumulated deficit and adjusting equity for the recapitalization.  Simultaneously with the Merger, the Company accepted subscriptions in a private placement offering of 476,092 new pre-split shares of the Company’s common stock in the amount of $600,000 as well as 27,027 new pre-split shares of the Company’s Series B Convertible Preferred Stock in the amount of $250,000. These shares are considered to be outstanding beginning January 1, 2015.  However, as the cash to purchase these shares was received in 2017, we have recorded the cash received in connection with these shares in additional paid-in capital during 2017.

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $ 0.001 per share as of June 30, 2017.  In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2017.

In accordance with the Merger Agreement, the Company issued 2,351,355 new, pre-split shares of common stock in addition to the 6,280,000 shares that were already outstanding.  The Company also issued 324,327 new, pre-split shares of Series A Convertible Preferred Stock.  In addition, the Company accepted subscriptions in a private placement offering of 476,092 new pre-split shares of the Company’s common stock in the amount of $600,000 as well as 27,027 new pre-split shares of the Company’s Series B Convertible Preferred Stock, of which each share of Series B Convertible Preferred Stock is convertible into 16 Common Shares at any time, in the amount of $250,000.  All shares issued in accordance with the Merger Agreement are considered to be outstanding beginning January 1, 2015 as these shares relate to the change in capital structure.  Furthermore, 5,000,000 pre-split shares of common stock were retired in accordance with the Merger Agreement.  In connection with the Merger Agreement, the Company made distributions totaling $600,000 to officers of the Company.  Both Series A Convertible Preferred Stock and Series B Convertible Preferred Stock have rights to dividends when declared; however, there is no stated dividend rate and no such dividends have yet been declared by the Company.  We evaluated the convertible preferred stock agreements for derivatives and determined that they do not qualify for derivative treatment for financial reporting purposes.  We also determined this does not qualify as a beneficial conversion feature.  Accordingly, the balances have been reported at the carrying amounts.

On March 24, 2017, the Company effected a forward split such that 9.25 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to the forward split.  Immediately following the forward split, there were 38,000,663 shares of post-split common stock, 3,000,000 shares of post-split Series A Convertible Preferred Stock, and 250,000 shares of post-split Series B Convertible Preferred Stock outstanding.  The par value of all classes of shares remained at $0.001 per share after the forward split.  During the six months ended June 30, 2017, an additional 3,750,000 shares of post-split Series A Convertible Preferred Stock were purchased from the Company.  All references to shares herein refer to post-split shares, unless otherwise noted.

Note 5 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 6 —  Change in Fiscal Year End

As a result of the Merger Agreement with AP, the fiscal year end of LB Media changed from December 31 to June 30. Upon consummation of the reorganization and name change, Leafbuyer adopted the June 30, 2017 year end of LB Media effective as of June 30, 2017.

The consolidated statements of operations, cash flows, and equity reflect results for the six-month transition period ended June 30, 2017 and the fiscal years ended December 31, 2016 and 2015.  The consolidated balance sheets reflect the financial position of the Company at June 30, 2017, December 31, 2016 and 2015.

Comparative Six Month Financial Information

The consolidated statements of operations and cash flows are provided below with comparative information for the six months ended June 30, 2017, 2016 and 2015. The financial information provided for the six month periods ended June 30, 2016 and 2015 is unaudited since it represented an interim period of fiscal years 2016 and 2015.  The unaudited financial information for the six-month periods ended June 30, 2016 and 2015, include all normal recurring adjustments necessary for a fair statement of the results for that period.

LEAFBUYER TECHNOLOGIES, INC.
Consolidated Statements of Operations

	Six months ended June 30,
	2017	2016	2015
		(unaudited)	(unaudited)

Sales revenue	$466,267	$221,178	$159,556
Total revenue	466,267	221,178	159,556

Operating expenses:
Selling expenses	450	--	--
General and administrative	806,332	282,011	243,038
Total operating expenses	806,782	282,011	243,038

Loss from operations	(340,515)	(60,833)	(83,482)

Other income (expense):
Interest expense	(220)	--	--
Other (expense), net	(220)	--	--

Net loss	$(340,735)	$(60,833)	$(83,482)

Loss per common share:
Basic and diluted	$(0.01)	$0.00	$0.00

Weighted average common shares outstanding:
Basic and diluted	32,570,967	26,160,000	26,160,000

LEAFBUYER TECHNOLOGIES, INC.
Consolidated Statements of Cash Flows

	Six months ended June 30,
	2017	2016	2015
Operating Activities:		(unaudited)	(unaudited)

Net loss	$(340,735)	$(60,833)	$(83,482)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other	(15,952)	3,166	8,472
Accounts payable and accrued liabilities	4,856	94,548	72,629
Net cash (used in) provided by operating activities	(351,831)	36,881	(2,381)

Investing Activities:
Purchase of office equipment	(1,500)	--	--
Net cash used in investing activities	(1,500)	--	--

Financing Activities:
Proceeds from issuance of stock	1,055,000	--	--
Distributions	(600,000)	(7,235)	--
Net cash provided by (used in) financing activities	455,000	(7,235)	--

Net change in cash	101,669	29,646	(2,381)

Cash, beginning of period	63,011	22,714	48,068

Cash, end of period	$164,680	$52,360	$45,687

Note 7 — Earnings or Loss per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.  We have prepared the calculation of earnings per share using the weighted-average number of common shares of the Company that were outstanding during the six months ended June 30, 2017, and for the years ended December 31, 2016 and 2015.
Dilutive instruments had no effect on the calculation of earnings or loss per share during the six months ended June 30, 2017 or during the years ended December 31, 2016 and 2015.

Note 8 — Subsequent Events

Management has evaluated all events that occurred after the balance sheet date through the date when these financial statements were issued to determine if they must be reported. The Management of the Company has determined that the following reportable subsequent event is required to be disclosed:

Subsequent to year-end, the Company accepted subscription for the issuance of 380,000 shares post-split common stock at a purchase price of $0.50 per share for a total subscription of $190,000 in cash.

Following the reporting period, the Company issued an aggregate of options to purchase 3,240,000 shares of Common Stock at the exercise price of $0.25 per share (the “Options”).  All of the Options vest equally over five, six-month periods commencing on the six month anniversary of the issuance of the Options.