Form 10-Q
period 2017-09-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2017-11-14
CIK 1643721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2017, the Registrant had 38,380,663 shares of common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I.  Financial Information

Item1.	Financial Statements

LEAFBUYER TECHNOLOGIES INC.
Condensed Consolidated Balance Sheets

	September 30, 2017 (Unaudited)	June 30, 2017
ASSETS

Current assets:
Cash and cash equivalents	$285,768	$164,680
Prepaid expenses and other current assets	30,115	30,867
Total current assets	315,883	195,547

Noncurrent assets:
Fixed assets, net	1,393	1,500
Total assets	$317,276	$197,047

LIABILITIES AND EQUITY
Current liabilities:
Accrued liabilities	$69,892	$45,049
Deferred revenue	60,733	55,533
Debt, current	200,000	--
Total current liabilities	330,625	100,582

Total liabilities	330,625	100,582

Commitments and contingencies (Note 6)	--	--

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 6,750,000 shares issued and outstanding for class A convertible preferred stock and 250,000 shares issued and outstanding for class B convertible preferred stock at September 30 and June 30, 2017	7,000	7,000
Common stock, $.001 par value; 150,000,000 shares authorized; 38,380,663 shares issued and outstanding at September 30 and 38,000,663 shares issued and outstanding at June 30, 2017	38,380	38,000
Additional paid-in capital	1,129,620	1,010,000
Accumulated deficit	(1,188,349)	(958,535)
Total equity (deficit)	(13,349)	96,465

Total liabilities and equity (deficit)	$317,276	$197,047

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,
	2017	2016

Sales revenue	$231,515	$227,269

Operating expenses:
Selling expenses	34,765	--
General and administrative	431,535	169,320
Total operating expenses	466,300	169,320

Income (loss) from operations	(234,785)	57,949

Other income (expense):
Interest expense	(29)	--
Other income	5,000	1,438
Other income (expense), net	4,971	1,438

Net (loss) income	$(229,814)	$59,387

Net (loss) income per common share:
Basic and diluted	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic and diluted	38,244,359	26,160,000

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
	2017	2016
Operating Activities:
Net (loss) income	$(229,814)	$59,387
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	107	--
Changes in operating assets and liabilities:
Prepaid expenses and other	752	5,591
Accounts payable and accrued liabilities	30,043	(38,854)
Net cash (used in) provided by operating activities	(198,912)	26,124

Financing Activities:
Proceeds from issuance of debt	200,000	--
Proceeds from issuance of stock	120,000	--
Distributions	--	(5,000)
Net cash provided by (used in) financing activities	320,000	(5,000)

Net change in cash and cash equivalents	121,088	21,124

Cash and cash equivalents, beginning of period	164,680	52,360

Cash and cash equivalents, end of period	$285,768	$73,484

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2017, has been derived from audited financial statements.  The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements.  In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information.  All intercompany transactions have been eliminated in consolidation.  Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year.  The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $13,349 and a working capital deficit of $14,742 as of September 30, 2017.  We reported a net loss of $229,814 for the three months ended September 30, 2017, and we anticipate further losses in the development of our business.  Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased.  The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of September 30 and June 30, 2017, none of the Company’s cash was in excess of federally insured limits.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  There are no material uncertain tax positions at September 30, 2017.

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

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2016 and 2017.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $ 0.001 per share as of September 30, 2017.  In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of September 30, 2017.

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

During the three months ended September 30, 2017, the Company accepted subscription for the issuance of 380,000 post-split common shares for total subscriptions of $190,000 in cash.

Note 5 — Debt

On September 28, 2017, the Company entered into a promissory note with an investor of the Company in the amount of $200,000.  The note bears no interest and is payable in full on September 30, 2018.

Note 6 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 — Net Earnings or Loss per Share

Basic net earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.  We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding during the three months ended September 30, 2017 and 2016.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the three months ended September 30, 2017 and 2016.

Note 8 — Subsequent Events

There are no events subsequent to September 30, 2017 and up to the date of this filing that would require disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions.

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

Our unaudited interim consolidated financial statements for the three months ended September 30, 2017 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2017. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2017, as filed in our annual report on Form 10-KT.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

Leafbuyer.com Platform

LB Media Group, LLC introduced Leafbuyer.com in 2013 as a consumer portal that would allow cannabis consumers to find the best deals and information from their favorite local dispensary. The platform also allowed cannabis businesses to attract new customers by posting more information and better cannabis deals. As the market has matured and our clients have become more sophisticated, their needs have changed. The Company is now focused on developing multiple technology solutions to help our customers achieve their objectives. Resources are being put into broadening the platform in several key features. The  fully-developed Leafbuyer platform will host many tools for our clients to attract, retain and grow customers. We plan to expand the platform into a full-service solution that can monetize any type of technology need a client may have.

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

Results of Operations

Comparison of results of operations for the three months ended September 30, 2017 and 2016

	Three months ended September 30,
	2017	2016	Change	%
Sales revenue	$231,515	$227.269	$4,246	2%

Total operating expenses	466,300	169,320	296,980	175%

Interest expense	(29)	--	(29)	--%
Other	5,000	1,438	3,562	248%

Net (loss) income	$(229,814)	$59,387	$(289,201)	(487)%

Sales Revenue and Gross Profit

Revenues increased for the three months ended September 30, 2017 compared to the same period in 2016 as we expanded our customer base and continued to implement our growth plan.  Cash received from customers increased by 28% for the three months ended September 30, 2017 compared to the same period in 2016. However, the growth in GAAP basis revenue was lower due solely to the timing of recognition of deferred revenue.  Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Sales revenue slightly increased in 2017 compared to 2016 as we refined our core customers and worked on bringing on new customers.  Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to expanding our presence in the marketplace.

Operating expenses

	Three months ended September 30,
	2017	2016	Change	%
Selling expenses	$34,765	$--	$34,765	--%
General and administrative	431,535	169,320	262,215	155%
	$466,300	$169,320	$296,980	175%

The increase in operating expenses during the three months ended September 30, 2017 compared to 2016 was driven by our growth and expansion, particularly on the personnel side as we added new staff.  In addition, we incurred additional costs related to operating as a publicly traded company in 2017 that we did not incur in 2016.

Liquidity and Capital Resources

At September 30, 2017 we had $285,768 in cash and cash equivalents.  Our cash flows from operating, investing and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months ended September 30,
	2017	2016
Net cash (used in) provided by operating activities	$(198,912)	$26,124
Net cash (used in) provided by financing activities	320,000	(5,000)

Net cash from operating activities decreased as we incurred a net loss during the three months ended September 30, 2017 compared to net income for the same period in 2016.  During 2017, we raised cash from selling shares via stock subscriptions.

Working Capital

Working capital is the amount by which current assets exceed current liabilities.  We had negative working capital of $14,742 and working capital of $94,965, respectively, as of September 30, 2017 and June 30, 2017.  The decrease in working capital is due to our net loss for that period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 and June 30, 2017.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Transitional Annual Report on Form 10-KT for the transition period from January 1, 2017 through June 30, 2017 in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our unaudited interim condensed consolidated financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2017 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2017, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2017, the Company accepted subscription for the issuance of 380,000  shares of Common Stock for total subscriptions of $120,000 in cash.

On September 28, 2017, the Company entered into a promissory note with an investor of the Company in the amount of $200,000.  The note bears no interest and is payable in full on September 30, 2018.

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

None

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

Date: November 14, 2017	LEAFBUYER TECHNOLOGIES, INC.

	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director