Form 10-Q
period 2017-12-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2018-02-14
CIK 1643721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

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

As of February 14, 2018, the Registrant had 40,060,663 shares of common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I.  Financial Information

Item 1.	Financial Statements

LEAFBUYER TECHNOLOGIES INC.
Condensed Consolidated Balance Sheets

	December 31, 2017 (Unaudited)	June 30, 2017
ASSETS

Current assets:
Cash and cash equivalents	$197,080	$164,680
Prepaid expenses and other current assets	38,975	30,867
Total current assets	236,055	195,547

Noncurrent assets:
Fixed assets, net	1,339	1,500
Total assets	$237,394	$197,047

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$487	$--
Accrued liabilities	56,126	45,049
Deferred revenue	84,766	55,533
Debt, current	350,000	--
Total current liabilities	491,379	100,582

Total liabilities	491,379	100,582

Commitments and contingencies (Note 6)	--	--

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 6,750,000 shares issued and outstanding for class A convertible preferred stock and 250,000 shares issued and outstanding for class B convertible preferred stock at December 31 and June 30, 2017, respectively	7,000	7,000
Common stock, $.001 par value; 150,000,000 shares authorized; 38,380,663 shares issued and outstanding at December 31, 2017 and 38,000,663 shares issued and outstanding at June 30, 2017	38,380	38,000
Additional paid-in capital	1,129,620	1,010,000
Accumulated deficit	(1,428,985)	(958,535)
Total equity (deficit)	(253,985)	96,465

Total liabilities and equity	$237,394	$197,047

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016

Sales revenue	$262,173	$256,385	$493,688	$483,654
Cost of sales	--	--	--	--
Gross profit	262,173	256,385	493,688	483,654

Operating expenses:
Selling expenses	50,090	--	84,855	--
General and administrative	452,776	242,277	884,311	411,596
Total operating expenses	502,866	242,277	969,166	411,596

Income (loss) from operations	(240,693)	14,108	(475,478)	72,058

Other income (expense):
Interest expense	--	--	(29)	--
Other income	57	--	5,057	1,438
Other income (expense), net	57	--	5,028	1,438

Net income (loss)	$(240,636)	$14,108	$(470,450)	$73,496

Net income (loss) per common share:
Basic and diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average common shares outstanding:
Basic and diluted	38,380,663	26,160,000	38,312,511	26,160,000

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
	2017	2016
Operating Activities:
Net (loss) income	$(470,450)	$73,496
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	161	--
Changes in operating assets and liabilities:
Prepaid expenses and other	(8,108)	(9,324)
Accounts payable and accrued liabilities	40,797	(42,456)
Net cash (used in) provided by operating activities	(437,600)	21,716

Investing Activities:
Net cash provided by (used in) investing activities	--	--

Financing Activities:
Proceeds from issuance of debt	350,000	--
Proceeds from issuance of stock	120,000	--
Distributions	--	(11,065)
Net cash provided by (used in) financing activities	470,000	(11,065)

Net change in cash and cash equivalents	32,400	10,651

Cash and cash equivalents, beginning of period	164,680	52,360

Cash and cash equivalents, end of period	$197,080	$63,011

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of $253,985 and a working capital deficit of $255,324 as of December 31, 2017.  We reported a net loss of $470,450 for the six months ended December 31, 2017, and we anticipate further losses in the development of our business.  Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. As of December 31 and June 30, 2017, the Company did not hold any cash equivalents.  The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31 and June 30, 2017, none of the Company’s cash was in excess of federally insured limits.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  There are no material uncertain tax positions at December 31, 2017.

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

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $ 0.001 per share as of December 31, 2017.  In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of December 31, 2017.

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

During the six months ended December 31, 2017, the Company accepted subscription for the issuance of 380,000 post-split common shares for total subscriptions of $190,000 in cash.

Note 5 — Debt

On September 28, 2017, the Company entered into a promissory note with an investor of the Company in the amount of $200,000.  The note bears no interest and is payable in full on September 30, 2018.  In addition, on December 20, 2017, the Company entered into a promissory note with the same investor of the Company in the amount of $150,000.  This note also bears no interest and is payable in full on December 20, 2018.

Note 6 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 — Net Earnings or Loss per Share

Basic net earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.  We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding during the three and six months ended December 31, 2017 and 2016.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the three and six months ended December 31, 2017 and 2016.

Note 8 — Subsequent Events

There are no events subsequent to December 31, 2017 and up to the date of this filing that would require disclosure.

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

Our unaudited interim consolidated financial statements for the three and six months ended December 31, 2017 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2018. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2017, as filed in our annual report on Form 10-KT.

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

Comparison of results of operations for the three months ended December 31, 2017 and 2016

	Three months ended December 31,
	2017	2016	Change	%
Sales revenue	$262,173	$256,385	$5,788	2%

Total operating expenses	502,866	242,277	260,589	108%

Interest expense	--	--	--	--%
Other	57	--	57	--%

Net income (loss)	$(240,636)	$14,108	$(254,744)	(1806)%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the three months ended December 31, 2017 compared to the same period in 2016 as we expanded our customer base and continued to implement our growth plan.  Cash received from customers increased by 28% for the three months ended December 31, 2017 compared to the same period in 2016. However, the growth in GAAP basis revenue was lower due solely to the timing of recognition of deferred revenue.  Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating expenses

	Three months ended December 31,
	2017	2016	Change	%
Selling expenses	$50,090	$--	$50,090	--%
General and administrative	452,776	242,277	210,499	87%
	$502,866	$242,277	$260,589	108%

The increase in operating expenses during the three months ended December 31, 2017 compared to 2016 was driven by our growth and expansion, particularly on the personnel side as we added new staff.  In addition, we incurred additional costs related to operating as a publicly traded company in 2017 that we did not incur in 2016.

Comparison of results of operations for the six months ended December 31, 2017 and 2016

	Six months ended December 31,
	2017	2016	Change	%
Sales revenue	$493,688	$483,654	$10,034	2%

Total operating expenses	969,166	411,596	557,570	135%

Interest expense	(29)	--	(29)	--%
Other income (expense)	5,057	1,438	3,619	252%

Net income (loss)	$(470,450)	$73,496	$(543,946)	(740)%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the six months ended December 31, 2017 compared to the same period in 2016 as we expanded our customer base and continued to implement our growth plan.  Cash received from customers increased by 23% for the six months ended December 31, 2017 compared to the same period in 2016. However, the growth in GAAP basis revenue was lower due solely to the timing of recognition of deferred revenue.  Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating expenses

	Six months ended December 31,
	2017	2016	Change	%
Selling expenses	$84,855	$--	$84,855	--%
General and administrative	884,311	411,596	472,715	115%
	$969,166	$411,596	$557,570	135%

The increase in operating expenses during the six months ended December 31, 2017 compared to 2016 was driven by our growth and expansion, particularly on the personnel side as we added new staff.  In addition, we incurred additional costs related to operating as a publicly traded company in 2017 that we did not incur in 2016.

Liquidity and Capital Resources

At December 31, 2017 we had $197,080 in cash and cash equivalents.  Our cash flows from operating and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months ended December 31,
	2017	2016
Net cash (used in) provided by operating activities	$(437,600)	$21,716
Net cash provided by (used in) financing activities	470,000	(11,065)

Working Capital

Working capital is the amount by which current assets exceed current liabilities.  We had negative working capital of $255,324 and working capital of $94,965, respectively, as of December 31, 2017 and June 30, 2017.  The decrease in working capital is due to our net loss for that period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six month period ended December 31, 2017.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2017 and June 30, 2017.

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

Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our unaudited interim condensed consolidated financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management.  Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the six months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

None.

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

Date: February 14, 2018	LEAFBUYER TECHNOLOGIES, INC.

	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director