Form 10-Q
period 2018-03-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2018-05-17
CIK 1643721

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 16, 2018, the Registrant had 41,175,228 shares of common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I.  Financial Information

Item 1.	Financial Statements

LEAFBUYER TECHNOLOGIES INC. CONSOLIDATED BALANCE SHEETS

	March 31, 2018 (Unaudited)	June 30, 2017
ASSETS

Current assets:
Cash and cash equivalents	$195,593	$164,680
Accounts receivable	9,538	-
Inventory	3,652	-
Prepaid expenses and other current assets	218,414	30,867
Total current assets	427,197	195,547

Noncurrent assets:
Fixed assets, net	1,286	1,500
Total assets	$428,483	$197,047

LIABILITIES AND EQUITY
Current liabilities:
Accrued liabilities	$88,650	$45,049
Deferred revenue	121,723	55,533
Debt, current	790,603	-
Total current liabilities	1,000,976	100,582

Total liabilities	1,000,976	100,582

Commitments and contingencies (Note 6)	-	-

Equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 6,750,000 shares issued and outstanding for class A convertible preferred stock and 160,000 and 250,000 shares issued and outstanding for class B convertible preferred stock at March 31, 2018 and June 30, 2017, respectively	6,910	7,000

Common stock, $.001 par value; 150,000,000 shares authorized; 40,205,663 shares issued and outstanding at March 31, 2018 and 38,000,663 shares issued and outstanding at June 30, 2017	40,205	38,000
Additional paid in capital	1,649,868	1,010,000
Accumulated deficit	(2,269,476)	(958,535)
Total equity (deficit)	(572,493)	96,465

Total liabilities and equity	$428,483	$197,047

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

Sales revenue	$287,224	$231,504	$785,969	$715,158
Cost of sales	-	-	-	-
Gross profit	287,224	231,504	785,969	715,158

Operating expenses:
Selling expenses	53,966	450	138,821	450
General and administrative	1,060,829	339,370	1,945,141	750,965
Total operating expenses	1,114,795	339,820	2,083,962	751,415

Loss from operations	(827,571)	(108,316)	(1,297,993)	(36,257)

Other income (expense):
Interest expense	(12,919)	(39)	(12,948)	(39)
Other income	-	-	-	1,438
Other income (expense), net	(12,919)	(39)	(12,948)	1,399

Net loss	$(840,490)	$(108,355)	$(1,310,941)	$(34,858)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted average common shares outstanding:
Basic and diluted	40,418,163	25,830,511	39,197,367	23,090,337

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES INC. CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,310,941)	$(34,858)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	239,133
Stock issued for services	280,850
Depreciation	214	-
Changes in assets and liabilities:
Accounts receivable	(9,538)	-
Inventory	(3,652)	-
Prepaid expenses and other	(187,547)	1,644
Accounts payable and accrued liabilities	109,791	(32,180)
Net cash used in operating activities	(881,690)	(65,394)

Cash flows from investing activities:
Acquisition of office equipment	-	(1,500)
Net cash provided by (used in) investing activities	-	(1,500)

Cash flows from financing activities:
Proceeds from issuance of debt	790,603	-
Proceeds from issuance of stock	122,000	850,000
Distributions	-	(611,065)
Net cash provided by financing activities	912,603	238,935

Net change in cash and cash equivalents	30,913	172,041
Cash and cash equivalents, beginning of period	164,680	52,360
Cash and cash equivalents, end of period	$195,593	$224,401

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONSOLIDATED STATEMENT OF STOCKHOLERS' EQUITY (Unaudited)

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
June 30, 2017	7,000,000	7,000	38,000,663	38,000	1,010,000	(958,535)	96,465

Issuance of common stock for cash	-	-	620,000	620	119,380	-	120,000
Issuance of common stock for exercise of options	-	-	8,000	8	1,992	-	2,000
Stock based compensation	-	-	-	-	239,133	-	239,133
Issuance of common stock in conversion of preferred stock	(90,000)	(90)	1,440,000	1,440	(1,350)	-	-
Issuance of common stock for services			137,000	137	280,713	-	280,850
Net loss for the nine months ended March 31, 2018	-	-	-	-	-	(1,310,941)	(1,310,941)

March 31, 2018	6,910,000	6,910	40,205,663	40,205	1,649,868	(2,269,476)	(572,493)

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

LB Media was founded in 2012 by a group of technology and industry veterans and provides online resources for cannabis deals and specials.  Our headquarters are located in Greenwood Village, Colorado.

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

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had total stockholders’ deficit of $572,493 and a working capital deficit of $573,779 of March 31, 2018.  We reported a net loss of $1,310,941 for the nine months ended March 31, 2018, and we anticipate further losses in the development of our business.  Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. As of March 31, 2018, and June 30, 2017, the Company did not hold any cash equivalents.  The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of March 31, 2018, and June 30, 2017, none of the Company’s cash was in excess of federally insured limits.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period on an accelerated basis over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

See Note 8 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  There are no material uncertain tax positions at March 31, 2018.

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

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2017 and 2018.  Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $ 0.001 per share as of March 31, 2018.  In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of March 31, 2018.

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

During the nine months ended March 31, 2018, the Company accepted subscription for the issuance of 620,000 post-split common shares for total subscriptions of $120,000 in cash.

During the nine month’s ended March 31, 2018, the Company issued 8,000 shares of common stock for the exercise of options and $2,000 cash.  The  Company also received notice from a Preferred Stock Series B stockholder to convert 90,000 shares of preferred stock into 1,440,000 shares of common stock.

During the nine month’s ended the Company issued 137,000 shares of common stock to vendor’s for services.  These shares were valued at fair market value of $280,850 and will be amortized over 6 month’s ending in June 2018.  The Company has expensed $140,425 and the remainder of $140,425 is included in prepaid expenses at March 31, 2018.

Note 5 — Debt

On September 28, 2017, the Company entered into a promissory note with an investor of the Company in the amount of $200,000.  The note bears no interest and is payable in full on September 30, 2018.  In addition, on December 20, 2017, the Company entered into a promissory note with the same investor of the Company in the amount of $150,000.  This note also bears no interest and is payable in full on December 20, 2018.  The investor has agreed to convert the loan into 437,500 shares of common stock.  The Company has not issued these shares at this time.

During February 2018, the Company entered into two promissory notes with an investor of the Company in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively.  Each of the notes have an original issue discount of $3,000 and $9,000, respectively that is being amortized to interest expense over the term of the notes.  As of March 31, 2018, $2,155 and $6,514 of the discount remains to be amortized.  The notes bear interest at 12% and is payable in full in August 2018.

During February 2018, the Company entered into a promissory note with an investor of the Company in the amount of $150,000 in exchange for $132,000.  The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note.  As of March 31, 2018, $12,729 of the discount remains to be amortized.  The note bears interest at 12% and is payable in full in August 2018.

Note 6 — Commitments and Contingencies

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 — Net Earnings or Loss per Share

Basic net earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised.  We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding during the three and nine months ended March 31, 2018 and 2017.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the three and nine months ended March 31, 2018 and 2017.

Note 8 — Stock Based Compensation

The equity incentive plan of the Company was established in February of 2017.  The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares, provided that the number of options issued do not exceed 5,000,000. The options are exercisable for a period of up to 10 years from the date of the grant.

The following table reflects the continuity of stock options for the nine months ended March 31, 2018:

A summary of stock option activity is as follows:

March 31, 2018

Number of options outstanding:
Beginning of year	-
Granted	1,014,770
Exercised, converted	(8,000)
Forfeited / exchanged / modification	(163,500)

End of period	843,270

Number of options exercisable at end of period	28,000
Number of options available for grant at end of period	4,148,730

Weighted average option prices per share:
Granted during the period	$0.25
Exercised during the period	$0.25
Terminated during the period	$0.25
Outstanding at end of period	$0.25
Exercisable at end of period	$0.25

The average fair value of stock options granted was estimated to be $1.73 per share for the period ended March 31, 2018. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2018

Expected option life (years)	2.5 - 3
Expected stock price volatility	144%
Expected dividend yield	—%
Risk-free interest rate	2.31%

Stock-based compensation expense attributable to stock options was approximately $1,454,000 for the nine month period ended March 31, 2018.  As of March 31, 2018, there was approximately $1,215,000 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Note 9 — Subsequent Events

Management of the Company determined a reportable subsequent event required to be disclosed as follows:

On April 19, 2018, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN Ltd. (“Investor”), a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, whereby the Company sold and the Investor purchased 869,565 shares (the “Initial Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for the purchase price of One Million Dollars ($1,000,000),  Additionally, under the SEDA the Company may sell to the Investor up to $5 million of shares of Common Stock over a two-year commitment period.  Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly-issued shares of its common stock to the Investor at a discount to market of 8% of the lowest daily volume weighted average price during the relevant pricing period.  The Company is obligated to register the Initial Shares, the Commitment Shares (as defined below), and the shares of Common Stock issuable under the SEDA pursuant to a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).

The Company is not obligated to utilize any portion of the SEDA and there are no minimum commitments or minimum use penalties provided the Company does not terminate the SEDA within 18 months wherein the Company would be required to pay a termination fee of $100,000.  The Company issued One Hundred Thousand (100,000) shares of Common Stock as a commitment fee (the “Commitment Shares”) to an affiliate of the Investor.  The total amount of funds that ultimately can be raised under the SEDA over the two-year term will depend on the market price for the Company’s common stock and the number of shares actually sold.

The SEDA does not impose any restrictions on the Company’s operating activities. During the term of the SEDA, the Investor is prohibited from engaging in any short selling or hedging transactions related to the Common Stock.

A copy of the SEDA is attached as Exhibit 10.1 to the Current Report on Form 8-K as filed with the SEC on April 20, 2018.

In connection with the SEDA, the Company engaged Garden State Securities, Inc. (“GSS”) as its exclusive selling/placement agent.  In connection with the transactions set forth in the SEDA, GSS shall receive a fee equal to 10% of the purchase price of the Initial Shares in cash plus warrants to purchase 86,957 shares of Common Stock at an exercise price of $1.15 per share, expiring in five years.  GSS will also receive a cash fee equal to 5% of the amount paid by the Investor for each Advance under the SEDA.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our unaudited interim consolidated financial statements for the three and nine months ended March 31, 2018 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2018. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2017, as filed in our annual report on Form 10-KT.

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

Comparison of results of operations for the three months ended March 31, 2018 and 2017

	Three months ended March 31,
	2018	2017	Change	%
Sales revenue	$287,224	$231,504	$55,720	24%

Total operating expenses	1,114,795	339,820	774,975	228%

Interest expense	(12,919)	(39)	(12,880)	33,026%

Other income (expense)	-	-	-

Net loss	$(840,490)	$(108,355)	$(732,135)	676%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the three months ended March 31, 2018 compared to the same period in 2017 as we expanded our customer base and continued to implement our growth plan.  Cash received from customers increased by 42% for the three months ended March 31, 2018 compared to the same period in 2017. However, the growth in GAAP basis revenue was lower due solely to the timing of recognition of deferred revenue.  Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating expenses

	Three months ended March 31,
	2018	2017	Change	%
Selling expenses	$53,966	$450	$53,516	11,892%
General and administrative	1,060,829	339,370	721,459	213%
	$1,114,795	$339,820	$774,975	228%

The increase in operating expenses during the three months ended March 31, 2018 compared to 2017 was driven by our growth and expansion, particularly on the personnel side as we added new staff.  In addition, we incurred additional costs related to operating as a publicly traded company in 2018 than we incurred in 2017.

Comparison of results of operations for the nine months ended March 31, 2018 and 2017

	Nine months ended March 31,
	2018	2017	Change	%
Sales revenue	$785,969	$715,158	$70,811	10%

Total operating expenses	2,083,962	751,415	1,332,547	177%

Interest expense	(12,949)	(39)	(12,909)	(33,100)%

Other income (expense)	-	1,438	(1,438)	100%

Net loss	$(1,310,941)	$(34,858)	$(1,276,083)	(3,661)%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the nine months ended March 31, 2018 compared to the same period in 2017 as we expanded our customer base and continued to implement our growth plan.  Cash received from customers increased by 36% for the nine months ended March 31, 2018 compared to the same period in 2017. However, the growth in GAAP basis revenue was lower due solely to the timing of recognition of deferred revenue.  Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Nine months ended March 31,
	2018	2017	Change	%
Selling expenses	$138,821	$450	$138,371	30,749%
General and administrative	1,945,141	750,965	1,194,176	159%
	$2,083,962	$751,415	$1,332,547	177%

The increase in operating expenses during the nine months ended March 31, 2018 compared to 2017 was driven by our growth and expansion, particularly on the personnel side as we added new staff.  In addition, we incurred additional costs related to operating as a publicly traded company in 2018 than we incurred in 2017.

Liquidity and Capital Resources

At March 31, 2018 we had $195,593 in cash and cash equivalents.  Our cash flows from operating and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months ended March 31,
	2018	2017
Net cash used in operating activities	$(881,690)	$(65,394)
Net cash used in investing activities	-	(1,500)
Net cash provided by financing activities	$912,603	$238,935

Working Capital

Working capital is the amount by which current assets exceed current liabilities.  We had negative working capital of $573,779 and working capital of $94,965, respectively, as of March 31, 2018 and June 30, 2017.  The decrease in working capital is due to the increase in current portion of debt and deferred revenue at March 31, 2018.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended March 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 and June 30, 2017.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2018, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

 Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

During the nine months ended March 31, 2018, the Company accepted subscription for the issuance of 1,057,500 post-split common shares for total subscriptions of $470,000 in cash.

During the nine month’s ended March 31, 2018, the Company issued 8,000 shares of common stock for the exercise of options and $2,000 cash.  The  Company also received notice from a Preferred Stock Series B stockholder to convert 90,000 shares of preferred stock into 1,440,000 shares of common stock.

During the nine month’s ended the Company issued 137,000 shares of common stock to vendor’s for services.  These shares were valued at fair market value of $280,850 and will be amortized over 6 month’s ending in June 2018.  The Company has expensed $140,425 and the remainder of $140,425 is included in prepaid expenses at March 31, 2018.

All of the securities set forth above were issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

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

Date: May 16, 2018	LEAFBUYER TECHNOLOGIES, INC.

	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director