Form 10-K
period 2018-06-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2018-09-28
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2018

Commission file number: 333-206745

LEAFBUYER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3944821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6888 S. Clinton Street, Suite 300, Greenwood Village, CO 80112

 (Address of principal executive offices, including zip code)

(720)-235-0099

(Registrant’s telephone number, including area code)

 ____________________________________________________________

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

The aggregate market value of the voting stock held on December 31, 2017 by non-affiliates of the registrant was approximately $31,882,000 based on the last offering price of $1.78 per share (calculated by excluding all shares held by executive officers, directors and holders known to the registrant of ten percent or more of the voting power of the registrant’s common stock, without conceding that such persons are “affiliates” of the registrant for purposes of the federal securities laws).

As of September 28, 2018, the Registrant had 42,747,228 shares of common stock outstanding.

PART I

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

Transition Period

On March 23, 2017, the Company's Board of Directors approved a change in the Company's fiscal year end from December 31 to June 30, effective immediately. In connection with this change, we previously filed a Transition Report on Form 10-KT to report the results of the six-month transition period from January 1, 2017 to June 30, 2017. In this Annual Report, the periods presented are the year ended June 30, 2018, the six-month transition period from January 1, 2017 to June 30, 2017 (which we sometimes refer to as the "transition period ended June 30, 2017") and the year ended December 31, 2016 (which we sometimes refer to as "fiscal”). For comparison purposes, we have also included unaudited data for the year ended June 30, 2017.

Business Overview

Leafbuyer.com Platform

LB Media Group, LLC introduced Leafbuyer.com in 2013 as a consumer portal that would allow cannabis consumers to find the best deals and information from their favorite local dispensary. The platform also allowed cannabis businesses to attract new customers by posting more information and better cannabis deals. As the market has matured and our clients have become more sophisticated, their needs have expanded. The Company is now focused on developing multiple technology solutions to help our customers achieve their objectives. Resources are being put into broadening the platform in several key features. The fully-developed Leafbuyer platform will host many tools for our clients to attract, retain and grow customers. We plan to expand the platform into a full-service solution that can be monetized while also providing an industry best consumer experience.

The current market is extremely fragmented and there are few significant companies that have achieved scale in operations. We plan to grow organically and through strategic acquisitions to achieve our long-term goals.

The Team

The Company has 25 full-time employees. In addition, the company currently has sales teams in Washington, California and Oregon. Leafbuyer also has relationships with approximately 23 independent contractors which it retains from time to time.

A majority of our employees are involved in sales and customer service. Other services, such as website content and graphics design are outsourced to independent contractors.

One of the Company’s top priorities in 2018 has been recruiting and retaining some of the top talent in the cannabis and technology industries. We anticipate a majority of our future hiring will be in markets outside of Colorado.

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

In October of 2018 Canada will be the second country in the world to legalize recreational marijuana. The company is exploring partnerships in Canada and the potential for possibly future financing opportunities.

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

Leafbuyer Technologies, Inc. is an early stage company and has minimal financial resources. We had a cash balance of $375,938 as of June 30, 2018. We had an accumulated deficit of $3,938,210 at June 30, 2018. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended June 30, 2018 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

The Company was formed in April 2013. All of our efforts to date have related to developing our business plan and beginning business activities. We face a high risk of business failure. The likelihood of the success of the Company must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which the Company will operate. There can be no assurance that future revenues will occur or be significant enough or that we will be able to sell our products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of the Company’s website and the successful implementation of our planned growth strategy.

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

Since the possession and use of cannabis is illegal under the Federal Controlled Substances Act, we may be deemed to be aiding and abetting illegal activities through the services and data that we provide. If it is determined we are aiding and abetting illegal activities, we may be subject to enforcement actions by federal and/or state law enforcement authorities, which would materially and adversely affect our business.

The Federal Controlled Substances Act makes the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services and information to cannabis consumers from our customers that are engaged in the business of possession, use, cultivation, and/or sale of cannabis. As a result, should they elect to do so, law enforcement authorities could seek to bring an action or actions against the Company, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Upon a change in policy our clients may discontinue the use of our services, our potential source of customers may be reduced and our revenues may decline or cease entirely. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use and advertise our products, which would be detrimental to the Company.

We are subject to the regulation of state laws relating to cannabis.

As of the date of this filing, 30 states and the District of Columbia currently have laws broadly legalizing marijuana for medical or adult recreational use.  However, cannabis use is still in conflict with the federal Controlled Substances Act, which classifies marijuana as a Schedule I drug, claiming it has a high potential for abuse and has no acceptable medical use which makes cannabis use and possession illegal on a federal level.  There are a number of unknown factors which could slow or halt the legalization of cannabis in one or more states including public perception or federal regulation. These or other factors could slow or halt use of cannabis, which would negatively impact our business.

Cannabis is a controlled substance under Federal law.

Despite the development of a regulated cannabis industry under the laws of certain states, these state laws regulating medical and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that the Federal government has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that regulate its use. On January 4, 2018, Attorney General Jeff Sessions issued a memo to U.S. Attorneys providing guidance regarding the use of capital punishment in drug-related prosecution announcing a return to the rule of law and the rescission of previous guidance documents. This memo rescinds the previous policy of non-interference with marijuana-friendly state laws.  The heightened prosecution and dedication of resources to regulate marijuana possession, distribution and cultivation in certain states where marijuana use is regulated which may cause states to reconsider their regulation of marijuana which would have a detrimental effect on the marijuana industry.  Such change in state laws based upon the memo could cause a significant decrease in sales and financial damage to us and our stockholders.

Risks Related to Our Securities

Our officers and directors currently own the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current Board of Directors and executive officers, hold approximately 58.6% of the voting power of the Company’s outstanding voting capital stock. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without the aforementioned consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders.

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

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate quotation as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

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

	Year ended June 30, 2018
	High	Low
Quarter ended June 30, 2018	$1.85	$1.11
Quarter ended March 31, 2018	$3.15	$1.16
Quarter ended December 31, 2017	$2.40	$0.86
Quarter ended September 30, 2017	$3.82	$1.03

Year ended June 30, 2017
	High	Low
Quarter ended June 30, 2017	$1.62	$0.75
Quarter ended March 31, 2017	N/A	N/A
Quarter ended December 31, 2016	N/A	N/A
Quarter ended September 30, 2016	N/A	N/A

Holders

As of June 30, 2018, there were approximately 12,000 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the year ended June 30, 2018, the Company accepted subscriptions for the issuance of 1,589,565 post-split common shares for total subscriptions of $1,020,000 in cash.

During the year ended June 30, 2018, the Company issued 54,000 shares of Common Stock for the exercise of options and $13,500 cash.

During the year ended June 30, 2018, the Company also received notice from a Preferred Stock Series B stockholder to convert 180,000 shares of preferred stock into 2,880,000 shares of Common Stock.

During the year ended June 30, 2018, the Company issued 137,000 shares of common stock to vendors for services. These shares were valued at fair market value of $280,850.

During the year ended June 30, 2017, the Company entered into subscription agreements for the issuance of [476,092 pre-split shares of common stock at purchase prices of $0.12 and $0.15 per share for a total amount of $600,000 in cash]. The Company also accepted a subscription in the amount of $250,000 for 27,027 shares of the Registrant’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”). The Series B are Shares convertible six months after issuance into shares of Common Stock at the post-split rate of sixteen (16) votes per share.

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

The Company was formed as AP Event, Inc., a Nevada corporation on October 16, 2014. The Registrant was originally engaged in the business of a travel agency that provided individual and group leisure tours to music festivals and concerts combined with local excursions.

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

On March 23, 2017, the Registrant consummated an Agreement and Plan of Merger (the “Merger Agreement”) with LB Media, the principal stockholder of the Registrant, and LB Acquisition Corp., a Colorado corporation and wholly-owned subsidiary of the Registrant (“Acquisition”) whereby Acquisition was merged with and into LB Media (the “Merger”) in consideration for: cash in the amount of Six Hundred Thousand Dollars ($600,000); 2,351,355 newly-issued, pre-split shares of the Company’s Common Stock (the “Merger Shares”); and 324,327 pre-split shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Shares,” and collectively with the Merger Shares, the “Merger Consideration”). The Series A Shares initially convert at the rate of one vote per share (the “Series A Conversion Rate”) and provides that the Series A Conversion Rate shall be adjusted based upon the number of shares outstanding such that the holders of the Series A Shares would not hold less than fifty-five percent (55%) of the number of outstanding shares of Common Stock on a fully-diluted basis. Pursuant to the terms of the Merger Agreement, LB Media agreed to retire 5,000,000 shares of Common Stock of the Company held immediately prior to the Merger.

Simultaneously with the Merger, the Registrant accepted subscriptions in a private placement offering (the “Offering”) of its Common Stock at a purchase prices of $0.12 and $0.15 per share, offered pursuant to Regulation D of the Securities Act of 1933, as amended (the “Securities Act”) for the aggregate offering amount of $600,000. The Company also accepted a subscription from a single investor in the amount of Two Hundred Fifty Thousand Dollars ($250,000) for 27,027 shares of the Registrant’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”) also in accordance with Rule 506 of Regulation D of the Securities Act. The Series B Shares are convertible, following six months after issuance, into shares of Common Stock at the post-split rate of sixteen (16) votes per share. The Series B Shares cannot be converted by the investor if such conversion would result in the investor owning more than 4.99% of the outstanding common stock.

As a result of the Merger, LB Media became a wholly-owned subsidiary of the Registrant and following the consummation of the Merger and giving effect to the securities sold in the Offering, the members of LB Media will beneficially own approximately fifty-five percent (55%) of the issued and outstanding Common Stock of the Registrant. The parties have taken the actions necessary to provide that the Merger is treated as a “tax free exchange” under Section 368 of the Internal Revenue Code of 1986, as amended.

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

Results of Operations for the years ended June 30, 2018 versus June 30, 2017 (unaudited)

The following table summarizes the results of operations for the years ended June 30, 2018 and 2017 (unaudited):

	Year Ended	Year Ended
	June 30, 2018	June 30, 2017
		(unaudited)

Sales revenue	$1,128,245	$949,921
Cost of sales	-	-
Gross profit	1,128,245	949,921

Operating expenses:
Selling expenses	206,831	450
General and administrative	3,870,548	1,217,928
Total operating expenses	4,077,379	1,218,378

Loss from operations	(2,949,134)	(268,457)

Other income (expense):
Interest expense	(35,541)	(220)
Other income	5,000	1,438
Other income (expense), net	(30,541)	1,218

Net loss	$(2,979,675)	$(267,239)

Revenues

During the year ended June 30, 2018, we generated $1,128,245 of revenues, compared to revenues of $949,921 during the audited 12 month ended June 30, 2017. The increase of $178,324 or 19% was primarily due to recent expansion of our platform that enables us to sell more to a single customer, increasing our per customer revenue and the initial expansion of our services into additional states. Cash received from customers increased from $865,631 to $1,229,242 or a 42% increase for the period. However, the growth in GAAP basis revenue was lower due solely to the timing of recognition of deferred revenue.  Our market penetration is still below 25% in Colorado and less than 1% in other states. Management expects to have continued high quarter over quarter revenue growth as we expand our platform and our geographical service area.

The overall focus of the company is to continue to grow topline revenue while expanding the geographic footprint of operations. We will continue to broaden the Leafbuyer technology platform to increase the opportunity for customer value creation and upsell of our product line. Anticipated growth will come from both organic sources and acquisitions. The company is constantly looking for acquisitions to complement the current platform and expand geographic reach.

Expenses

During the year ended June 30, 2018, we incurred total expenses of $4,077,379, including $3,870,548 in general and administrative expenses, and $206,831 in selling expenses.  During the year ended June 30, 2017, we incurred total expenses of $1,218,378, most of which were general and administrative expenses. The increase of $2,859,001 or 235% was primarily due to the expansion of our sales and account management team, our technology expenses of approximately $460,000 to expand our current platform, acquisition due diligence, and our overall marketing of our services. $1,091,812 was spent on stock-based compensation for employees and contractors. Management does not expect the general and administrative expenses to continue to increase as management focuses on getting current operations to positive cash flow.

Net Loss

During the year ended June 30, 2018 we incurred a net loss of $2,979,675, compared to a net loss of $267,239 for the year ended June 30, 2017.

Liquidity and Capital Resources

The following table summarizes the cash flows for the years ended June 30, 2018 and 2017 (unaudited):

	For the year ended June 30, 2018	For the year ended June 30, 2017
		(unaudited)
Net cash provided by (used in):
Operating activities	$(1,627,926)	$(330,115)
Investing activities	$-	$(1,500)
Financing activities	$1,839,184	$443,935

Net change in cash and cash equivalents	$211,258	$112,320

As of June 30, 2018, we had $375,938 in cash and cash equivalents, $172,566 in prepaid expenses and deposits, $873 in fixed assets, $66,087 in accrued liabilities, $156,530 in deferred revenue and had a working capital deficit of $758,771. We are dependent on funds raised through equity financing. Our cumulative net loss of $2,979,675 was funded by equity financing. Since our inception, we have raised gross proceeds of $0 in cash from the sale of our securities. We anticipate that we will incur substantial losses for the foreseeable future.

During the year ended June 30, 2018, we used $1,627,926 in operating activities. During the year ended June 30, 2017, we used $330,115 from operating activities. Our increase in cash spending on operating activities during the year ended June 30, 2018 was primarily due to the large incremental costs of becoming a public entity, combined with additional costs incurred as our business grew. Specifically, payroll costs grew rapidly during the year ended June 30, 2018.

During the year ended June 30, 2018, we did not engage in any investing activities. During the year ended June 30, 2017, we invested $1,500 in office equipment.

Net cash flow provided by financing activities for the years ended June 30, 2018 and 2017 was approximately $1,839,184 and $443,935, respectively. During the year ended June 30, 2017, we made distributions of $611,065 to officers of LB Media in connection with the Merger Agreement and we received $1,055,000 in cash from financing activities from the issuance of our common and preferred stock.

Our increase in cash and cash equivalents for the year ended June 30, 2018 was mainly due to the increase in cash from financing activities.

During the year ended June 30, 2018, our monthly cash requirements to fund our operating activities, was approximately $85,000, compared to approximately $100,000 during the year ended June 30, 2017. In the absence of the continued sale of our common and preferred stock or advances from related parties, our cash of $375,938 as of June 30, 2018 is sufficient to cover our current monthly burn rate for three months and to pay our accrued liabilities balance of $66,087.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and/or the private placement of common stock. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

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

During the years ended June 30, 2016 and 2015, and through May 11, 2017, there were no disagreements with MGA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MGA, would have caused it to make reference thereto in connection with its reports on the financial statements for such years related to AP Event Inc. During the years ended June 30, 2016 and 2015, and through May 11, 2017, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

The Company provided MGA with a copy of the foregoing disclosures and requested MGA to furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not MGA agrees with the disclosures. A copy of MGA’s letter is filed as Exhibit 16.1 to the Current Report on Form 8-K, as filed with the SEC on May 12, 2017.

(b) New Independent Registered Public Accounting Firm

On May 12, 2017, the Company’s Board of Directors, acting in the capacity of an audit committee, engaged BF Borgers CPA PC (“Borgers”) as the Company’s new independent registered public accounting firm to act as the principal accountant to audit the Company’s financial statements. During the Company’s fiscal years ended December 31, 2016 and 2015, and through May 11, 2017, neither the Company, nor anyone acting on its behalf, consulted with Borgers regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that Borgers concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

Item 9A. Controls and Procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013).  Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2018.  The ineffectiveness of the Company's internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i) inadequate segregation of duties consistent with control objectives; and

(ii) lack of multiple levels of supervision and review.

We believe that the weaknesses identified above have not had any material effect on our financial results. We are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i) appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

We will attempt to implement the remediation efforts set out herein by the end of the 2019 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for the year ended June 30, 2018 and transitional period ended June 30, 2017 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Item 9B. Other Information

During September, the Company entered several promissory notes with various investor of the Company with a face value of $1,320,000 in exchange for $1,200,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 600,000 of the Company common shares at a price of $0.75 per common share.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since
Kurt Rossner	49	Chairman, Chief Executive Officer and President	March 23, 2017
Mark Breen	46	Chief Financial Officer and Director	March 23, 2017
Michael Goerner	49	Treasurer, Chief Technology Officer and Director	March 23, 2017

Kurt Rossner 49, Co-Founder, Chairman and Chief Executive Officer

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

Mark Breen, 46, Co-Founder, Director and Chief Financial Officer

Prior to Co-founding LB Media Group in May 2013, Mr. Breen served in various Sales Executive positions at CBS Corporation from Oct 2010 to October 2013. Mr. Breen heads up the Company’s sales and market expansion strategy. He has worked in various sales, operation and management positions within Tribune Broadcasting, Gannett and CBS in both Chicago and Denver over his 20-year career. Mr. Breen earned a Bachelor of Arts Degree in Broadcasting from Western Illinois University.

Michael Goerner, 49, Co-Founder, Director and Chief Technology Officer

Prior to founding LB Media Group in May 2013, Mr. Goerner served as the C.T.O of WHIP Systems from March 2001 to May 2013. Mr. Goerner is responsible for the technology direction of the company and has significant experience with various Internet and IT companies. Prior thereto and from June 1998 through December 2000 Mr. Goerner served as the Founder and C.T.O of Indigio Group. In the early 1990s he was involved in the early-stage development of successful Internet properties in the areas of online mapping, real estate, and news media. Mr. Goerner has a Bachelor of Science Degree in Computer Science from Millersville University of Pennsylvania.

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

•	any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business activity;

•	any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; or

•	any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2018 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions because we have not yet finalized the content of such a code.

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

Nomination Procedures for Directors

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board and does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board, they may do so by communicating directly with our President at the address specified on the cover of this annual report. There has not been any change to the procedures that our shareholder may recommend nominees to our Board of Directors.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the fiscal year ended June 30, 2018.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total

Kurt Rossner	2018	$83,615	$0	$-	$1,277,000	$-	$-	$-	$1,360,615
Chief Executive Officer and Director	2017	$26,334	$200,000	$-	$-	$-	$-	$-	$226,334
	2016	$13,000	$-	$-	$-	$-	$-	$-	$13,000

Mark Breen	2018	$83,615	$0	$-	$1,277,000	$-	$-	$-	$1,360,615
Chief Financial Officer, Director	2017	$26,334	$200,000	$-	$-	$-	$-	$-	$226,334
	2016	$13,000	$-	$-	$-	$-	$-	$-	$13,000

Micheal Goener,	2018	$83,615	$0	$-	$1,277,000	$-	$-	$-	$1,360,615
Treasurer, Director	2017	$26,334	$200,000	$-	$-	$-	$-	$-	$226,334
	2016	$13,000	$-	$-	$-	$-	$-	$-	$13,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 30, 2018 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2018, there were 42,661,228 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this annual report.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Kurt Rossner(3)(4)	8,450,020	19.7%
Mark Breen(3)(4)	8,450,020	19.7%
Michael Goerner(3)(4)	8,450,020	19.7%
All officers and directors as a group (three persons)	25,350,060	58.6%

_____________

(1)	Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)

Applicable percentage ownership is based on 42,661,228 shares of common stock outstanding as of June 30, 2018 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2018, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2018, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 108,109 of common stock underlying 108,109 shares of Series A Preferred Stock.

(4)

Includes 1,000,000 shares of the Issuer’s Series A Preferred Stock, which converts into the Issuer’s Common Stock on a one-for-one basis and 200,000 option shares readily exercisable, granted pursuant to Issuer’s 2017 Equity Incentive Plan.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended June 30, 2018 and 2017, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2018 ($)	Year Ended June 30, 2017 ($)
Audit fees	$29,160	$39,400
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$29,160	$39,400

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2017).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on September 3, 2015).

4.1	Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on February 28, 2018).

4.2	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 29, 2017)

4.3

Certification of Designation of Rights and Preferences to Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 29, 2017)

4.4

Certification of Designation of Rights and Preferences to Series B Convertible Preferred Stock(incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 29, 2017)

10.1	Leafbuyer Technologies, Inc. 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on February 28, 2018).

10.2

Standby Equity Distribution Agreement dated April 19, 2018 between VA II PN, Ltd. and Leafbuyer Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2018).

23.1	Consent of Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8**

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Presentation Linkbase*

________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: September 28, 2018	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Kurt Rossner	Chief Executive Officer, Director	September 28, 2018
Kurt Rossner	(Principal Executive Officer)

/s/ Mark Breen	Chief Financial Officer, Director	September 28, 2018
Mark Breen	(Principal Financial and Accounting Officer)

/s/ Michael Goerner	Chief Technology Officer, Director	September 28, 2018
Michael Goerner

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Leafbuyer Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leafbuyer Technologies, Inc. and its subsidiary (the "Company") as of June 30, 2018, June 30, 2017, and December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended June 30, 2018, the six month transition period ended June 30, 2017, and the year ended December 31, 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018, June 30, 2017, and December 31, 2016, and the results of its operations and its cash flows for the years and period then ended, in conformity with accounting principles generally accepted in the United States.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred recurring losses from operations, and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ B F Borgers CPA PC

We have served as the Company’s auditor since 2017.

Lakewood, Colorado

September 28, 2018

LEAFBUYER TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$375,938	$164,680
Accounts receivable, Net	8,279	-
Inventory	3,530	-
Prepaid expenses and other current assets	172,566	30,867
Total current assets	560,313	195,547
Noncurrent assets:
Fixed assets, net	873	1,500
Total assets	$561,186	$197,047

LIABILITIES AND EQUITY
Current liabilities:
Accounts Payable	$290,783	$-
Accrued liabilities	66,087	45,049
Deferred revenue	156,530	55,533
Debt, current	805,684	-
Total current liabilities	1,319,084	100,582
Total liabilities	1,319,084	100,582

Commitments and contingencies (Note 6)	-	-

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 6,750,000 and 6,750,000 shares issued and outstanding for class A convertible preferred stock and 70,000 and 250,000 shares issued and outstanding for class B convertible preferred stock at June 30, 2018 and June 30, 2017, respectively	6,820	7,000
Common stock, $0.001 par value; 150,000,000 shares authorized; 42,661,228 shares issued and outstanding at June 30, 2018 and 38,000,663 shares issued and outstanding at June 30, 2017	42,661	38,000
Additional paid in capital	3,130,831	1,010,000
Accumulated deficit	(3,938,210)	(958,535)
Total equity (deficit)	(757,898)	96,465
Total liabilities and equity	$561,186	$197,047

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Transition Period Ended	Year Ended
	June 30, 2018	June 30, 2017	December 31, 2016

Sales revenue	$1,128,245	$466,267	$704,832
Cost of sales	-	-	-
Gross profit	1,128,245	466,267	704,832

Operating expenses:
Selling expenses	206,831	450	-
General and administrative	3,870,548	806,332	693,606
Total operating expenses	4,077,379	806,782	693,606

(Loss) income from operations	(2,949,134)	(340,515)	11,226

Income (expense):
Interest expense	(35,541)	(220)	-
Other income	5,000	-	1,438
Other income (expense), net	(30,541)	(220)	1,438
Income tax expense	-	-	-

Net (loss) income	$(2,979,675)	$(340,735)	$12,664

Net loss per common share:
Basic and diluted	$(0.07)	$(0.01)	$0.00
Weighted average common shares outstanding:
Basic and diluted	39,905,933	32,570,967	26,160,000

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Transition Period Ended	Year Ended
	June 30, 2018	June 30, 2017	December 31, 2016
Cash flows from operating activities:
Net (loss) income	$(2,979,675)	$(340,735)	$12,664
Adjustments to reconcile net income to net cash used in operating activities
Stock based compensation	810,962	-	-
Stock issued for services	280,850	-	-
Depreciation	627	-	-
Changes in assets and liabilities:
Accounts receivable	(8,279)	-	-
Inventory	(3,530)	-	-
Prepaid expenses and other	(141,699)	(15,952)	5
Accounts payable and accrued liabilities	311,821	4,856	45,929
Other assets and liabilities, net	100,997	-	-
Net cash (used in) provided by operating activities	(1,627,926)	(351,831)	58,598

Cash flows from investing activities:
Acquisition of office equipment	-	(1,500)	-
Net cash used in investing activities	-	(1,500)	-

Cash flows from financing activities:
Proceeds from issuance of stock	1,033,500	1,055,000	-
Proceeds from issuance of debts	805,684	-	-
Distributions	-	(600,000)	(18,301)
Net cash provided by (used in) financing activities	1,839,184	455,000	(18,301)

Net change in cash and cash equivalents	211,258	101,669	40,297
Cash and cash equivalents, beginning of period	164,680	63,011	22,714
Cash and cash equivalents, end of period	$375,938	$164,680	$63,011
Cash paid for interests	-	-	-
Cash paid for income taxes	-	-	-
Supplemental information for non-cash investing and financing activities:
Conversion of preferred stock	$2,880	$-	$-

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF EQUITY

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

Balance at December 31, 2015*	3,250,000	$3,250	26,160,000	$26,160	$(29,410)	$(12,164)	$(12,164)

Net income for the year ended December 31, 2016	-	-	-	-	-	12,664	12,664

Distributions	-	-	-	-	-	(18,300)	(18,300)

Balance, December 31, 2016	3,250,000	$3,250	26,160,000	$26,160	$(29,410)	$(17,800)	$(17,800)

LB Media, LLC activity, period ended March 22, 2017:
Net loss	-	-	-	-	-	(108,355)	(108,355)

Impact of Merger Agreement:
Shares acquired in connection with Merger Agreement	-	-	58,090,663	58,090	(58,090)	-	-

Retirement of shares to complete Merger Agreement	-	-	(46,250,000)	(46,250)	46,250	-	-

Shares issued in connection with Merger Agreement	-	-	-	-	850,000	-	850,000

Distributions	-	-	-	-	-	(600,000)	(600,000)

Stock subscriptions	3,750,000	3,750	-	-	201,250	-	205,000

Consolidated net loss from March 23 through June 30, 2017	-	-	-	-	-	(232,380)	(232,380)

Balance, June 30, 2017	7,000,000	$7,000	38,000,663	$38,000	$1,010,000	$(958,535)	$96,465

Issuance of common stock for cash	-	-	1,589,565	1,590	1,018,410	-	1,020,000

Issuance of common stock for exercise of options	-	-	54,000	54	13,446	-	13,500

Stock based compensation	-	-	-	-	810,962	-	810,962

Issuance of common stock in conversion of preferred stock	(180,000)	(180)	2,880,000	2,880	(2,700)	-	-

Issuance of common stock for services			137,000	137	280,713	-	280,850

Net loss	-	-	-	-	-	(2,979,675)	(2,979,675)

Balance, June 30, 2018	6,820,000	$6,820	42,661,228	$42,661	$3,130,831	$(3,938,210)	$(757,898)

See accompanying notes to consolidated financial statements.

*Prior to March 24, 2017 the Company was in the form of an LLC with only members' equity, the share information has been retroactively presented.  See Note 3 of the accompanying footnotes for information on the recapitalization.

LEAFBUYER TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Formation of the Company

On March 23, 2017, AP Event Inc. (“AP” or the “Registrant”) consummated an Agreement and Plan of Merger (the “Merger Agreement”) with LB Media Group, LLC, a Colorado limited liability Company (“LB Media”), August Petrov (the principal stockholder of AP), and LB Acquisition Corp., a Colorado corporation and a wholly-owned subsidiary of AP (“Acquisition”) whereby Acquisition was merged with and into LB Media (the “Merger”). (See Note 3)

As a result of the Merger, LB Media became a wholly-owned subsidiary of the Registrant, and immediately following the consummation of the Merger and giving effect to the securities sold in the Offering, the members of LB Media beneficially owned approximately fifty-five percent (55%) of the issued and outstanding Common Stock of the Registrant. The Merger Agreement contains customary representations, warranties, and covenants of the Registrant and LB Media for like transactions.

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

All references herein to “us,” “we,” “our,” “Leafbuyer,” or the “Company” refer to Leafbuyer Technologies, Inc. and its subsidiary, LB Media.

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

Basis of Presentation

As a result of the Merger Agreement, LB Media is considered to be the “accounting acquirer” and, accordingly, is treated as the predecessor company. The consolidated financial statements include the results of operations and financial position of LB Media for all periods, and the results of operations and financial position of Leafbuyer as of and for the fiscal year ended June 30, 2018 and for the transition period as of and for the six months ended June 30, 2017 (“Transition Period”).

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

Going Concern

As shown in the accompanying financial statements, we had an equity balance of ($757,898) and a working capital balance of ($758,771) as of June 30, 2018. We reported a net loss of $2,979,675 for the year ended June 30, 2018, and we anticipate further losses in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement our business plan of expansion of products, geographical locations we sell our services and deeper market penetration will generate additional revenues and eventually positive cash flow and provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

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

Topic 606 is effective as of the annual reporting period beginning after December 15, 2017 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at July 1, 2017.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit, and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2018 and 2017, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of June 30, 2018 and 2017, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that there is a $6,617 allowance required for the year ended June 30, 2018, and no allowance required for the six months ended June 30, 2017 or for the year ended December 31, 2016. The Company does not accrue interest on past due receivables.

Inventory

Inventory consists of merchandise and is stated at the lower of cost, determined by last-in, first-out method or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At June 30, 2018 and 2017, the Company had $3,530 and $0 of inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at June 30, 2018 and 2017.

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

See Note 9 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of ASC 505-50 Equity-Based Payments to Non-Employees. Stock-based compensation related to non-employees is accounted for based on the fair value of the related stock or options or the fair value of the services, whichever is more readily determinable. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2018, the Company had approximately $4,264,000 of net operating loss carry forward that was unrecognized tax benefits.

Under Internal Revenue Code 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change”. In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2018.

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and the net operating loss incurred after December 31, 2017 can be carried forward indefinitely and the two year net operating loss carried back was eliminated. We continue to evaluate the impact of the Tax Act.

Recently Issued Accounting Pronouncements

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606) (ASU 2016-12). ASU 2016-12 provides guidance that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2016-12 provides clarification on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications. This ASU is effective for annual reporting periods beginning after December 15, 2017, with the option to adopt as early as December 15, 2016. There is no material impact of the adoption of this ASU on our consolidated results of operations, cash flows and financial position.

In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees will be required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The new guidance is effective for annual and interim periods beginning after December 15, 2018. Early application is permitted for all entities upon issuance. Lessees and lessors must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

In June 2018, the FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)” that expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-07 will have a material impact on the Company's financial condition or results of operations.

The Financial Accounting Standards Board and other entities issued new or modifications to, or interpretations of, existing accounting guidance during 2016, 2017 and 2018. Management has carefully considered the new pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2018. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2018.

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

On March 24, 2017, the Company effected a forward split such that 9.25 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to the forward split. Immediately following the forward split, there were 38,000,663 shares of post-split common stock, 3,000,000 shares of post-split Series A Convertible Preferred Stock, and 250,000 shares of post-split Series B Convertible Preferred Stock outstanding. The par value of all classes of shares remained at $0.001 per share after the forward split. In March of 2017, an additional 3,750,000 shares of post-split Series A Convertible Preferred Stock were purchased from the Company. All references to shares herein refer to post-split shares, unless otherwise noted.

During the year ended June 30, 2018, the Company accepted subscriptions for the issuance of 1,589,565 shares of Common Stock for total subscriptions of $1,020,000 in cash.

During the year ended June 30, 2018, the Company issued 54,000 shares of Common Stock for the exercise of options and $13,500 cash. The Company also received notice from a Preferred Stock Series B stockholder to convert 180,000 shares of preferred stock into 2,880,000 shares of Common Stock.

During the year ended June 30, 2018, the Company issued 137,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $280,850 and expensed in the accompanying Statement of Operations.

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

During January 2018, the Company entered into a note with an investor of the Company in the amount of $224,000 in exchange for $200,000.  As of June 30, 2018, the discount was fully amortized. The notes bear interest at 12% and is payable in full in July 2018.

During February 2018, the Company entered into two promissory notes with an investor of the Company in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively. Each of the notes have an original issue discount of $3,000 and $9,000, respectively that is being amortized to interest expense over the term of the notes. As of June 30, 2018, $2,635 of the discount remains to be amortized. The notes bear interest at 12% and is payable in full in August 2018.

During February 2018, the Company entered into a promissory note with an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. As of June 30, 2018, $3,680 of the discount remains to be amortized. The note bears interest at 12% and is payable in full in August 2018.

Note 6 — Commitments and Contingencies

The Company leases office space. Future minimum lease payments are as follows:

June 30, 2019	$29,024
June 30, 2020	$31,900
June 30, 2021	$16,225

The Company does not have a concentration of revenues from any individual customer (less than 10%).

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 — Change in Fiscal Year End

Statements of Operations

	Six Month's Ended June 30,
	2018	2017
	(Unaudited)

Revenue	634,557	466,267
Cost of goods sold	-	-
Gross profit	634,557	466,267

Operating expenses:
Sales & marketing	121,977	450
G&A	2,986,290	806,332
Total operating expenses	3,108,267	806,782

Loss from operations	(2,473,710)	(340,515)

Interest expense	(35,513)	(220)
Other income	5,000	-
Other income (expense), net	(30,513)	(220)

Net loss	(2,504,223)	(340,735)

Cash Flow Statement

	Six Month's Ended June 30,
	2018	2017
	(Unaudited)

Net loss	(2,504,223)	(340,735)
Stock compensation expense	810,962	-
Stock issued for services	280,850	-
Depreciation and amortization expense	466	-
Changes:
Accounts receivable	(8,279)	-
Inventory	(3,530)	-
Prepaid expenses and other current assets	(133,591)	(15,952)
Accounts payable and accrued expenses	372,021	4,856
Net	(1,185,324)	(351,831)

Investing:
Property and equipment	-	(1,500)
Net	-	(1,500)

Financing
Proceeds from stock purchases	913,500	1,055,000
Proceeds from debt	450,682	-
Member activity	-	(600,000)
Net	1,364,182	455,000

Total net change	178,858	101,669

Cash, beginning	197,080	63,011

Cash, ending	375,938	164,680

Statements of Operations

	Years Ended June 30,
	2018	2017
		(Unaudited)

Revenue	1,128,245	949,921
Cost of goods sold	-	-
Gross profit	1,128,245	949,921

Operating expenses:
Sales & marketing	206,831	450
G&A	3,870,548	1,217,928
Total operating expenses	4,077,379	1,218,378

Loss from operations	(2,949,134)	(268,457)

Interest expense	(35,541)	(220)
Other income	5,000	1,438
Other income (expense), net	(30,541)	1,218

Net loss	(2,979,675)	(267,239)

Cash Flow Statement

	Years Ended June 30,
	2018	2017
		(Unaudited)

Net loss	(2,979,675)	(267,239)
Stock compensation expense	810,962	-
Stock issued for services	280,850	-
Depreciation and amortization expense	627	-
Changes:
Accounts receivable	(8,279)	-
Inventory	(3,530)	-
Prepaid expenses and other current assets	(141,699)	(25,276)
Accounts payable and accrued expenses	412,818	(37,601)
Net	(1,627,926)	(330,116)

Investing:
Property and equipment	-	(1,500)
Net	-	(1,500)

Financing
Proceeds from stock purchases	1,033,500	455,000
Proceeds from debt	805,684	-
Member activity	-	(11,064)
Net	1,839,184	443,936

Total net change	211,258	112,320

Cash, beginning	164,680	52,360

Cash, ending	375,938	164,680

As a result of the Merger Agreement with AP, the fiscal year end of LB Media changed from December 31 to June 30. Upon consummation of the reorganization and name change, Leafbuyer adopted the June 30, 2017 year end of LB Media effective as of June 30, 2017.

The consolidated statements of operations, cash flows, and equity reflect results for the year ended June 30, 2018, for the six months transition period ended June 30, 2017 and the twelve months ended December 31, 2016. The consolidated balance sheets reflect the financial position of the Company at June 30, 2018 and June 30, 2017.

Note 8 — Earnings or Loss per Share

Basic net loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. We have prepared the calculation of earnings per share using the weighted-average number of common shares of the Company that were outstanding for the year ended June 30, 2018, for the six months ended June 30, 2017 and for the year ended December 31, 2016.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the years ended June 30, 2018, for the six months ended June 30, 2017 and for year ended December 31, 2016.

Note 9 — Stock Based Compensation

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

The following table reflects the continuity of stock options for the year ended June 30, 2018 (none for the six months ended June 30, 2017):

A summary of stock option activity is as follows:

June 30, 2018

Number of options outstanding:
Beginning of year	-
Granted	4,398,935
Exercised, converted	(54,000)
Forfeited / exchanged / modification	(199,200)

End of period	4,145,735

Number of options exercisable at end of period	1,181,435
Number of options available for grant at end of period	764,565

Weighted average option prices per share:
Granted during the period	$0.25
Exercised during the period	$0.25
Terminated during the period	$0.25
Outstanding at end of period	$0.25
Exercisable at end of period	$0.25

The average fair value of stock options granted was estimated to be $1.50 per share for the year ended June 30, 2018. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2018

Expected option life (years)	2.5 - 3
Expected stock price volatility	144%
Expected dividend yield	— %
Risk-free interest rate	2.31% - 2.78%

Stock-based compensation expense attributable to stock options was approximately $810,962 for the year ended June 30, 2018. As of June 30, 2018, there was approximately $4,948,460 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

There was no stock based compensation recorded during the six months ended June 30, 2017 and for the year ended December 31, 2016.

Note 10 — Subsequent Events

During September, the Company entered several promissory notes with various investor of the Company with a face value of $1,320,000 in exchange for $1,200,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 600,000 of the Company common shares at a price of $0.75 per common share.

