Form 10-Q
period 2018-09-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2018-11-14
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

As of November 14, 2018, the Registrant had 42,865,664 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The unaudited interim consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLDIATED BALANCE SHEETS

	September 30, 2018	June 30, 2018
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$183,325	$375,938
Accounts receivable, net	30,374	8,279
Inventory	3,530	3,530
Prepaid expenses and other current assets	150,613	172,566
Total current assets	367,842	560,313
Noncurrent assets:
Fixed assets, net	747	873
Total assets	$368,589	$561,186

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$316,311	$290,783
Accrued liabilities	164,315	66,087
Deferred revenue	213,198	156,530
Debt, current	1,036,343	805,684
Total current liabilities	1,730,167	1,319,084
Total liabilities	1,730,167	1,319,084

Commitments and contingencies (Note 6)

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 6,750,000 shares issued and outstanding for class A convertible preferred stock and 70,000 shares issued and outstanding for class B convertible preferred stock at September 30, 2018 and June 30, 2018, respectively	6,820	6,820
Common stock, $0.001 par value; 150,000,000 shares authorized; 42,870,552 shares issued and outstanding at September 30, 2018 and 42,661,228 shares issued and outstanding at June 30, 2018	42,870	42,661
Additional paid in capital	3,955,845	3,130,831
Accumulated deficit	(5,367,113)	(3,938,210)
Total equity (deficit)	(1,361,578)	(757,898)
Total liabilities and equity	$368,589	$561,186

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,
	2018	2017

Sales revenue	$387,517	$231,515
Cost of sales	-	-
Gross profit	387,517	231,515

Operating expenses:
Selling expenses	75,196	34,765
General and administrative	1,704,126	431,535
Total operating expenses	1,779,322	466,300

Loss from operations	(1,391,805)	(234,785)

Other income (expense):
Interest expense	(37,098)	(29)
Other income	-	5,000
Other income (expense), net	(37,098)	4,971

Net loss	$(1,428,903)	$(229,814)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	42,736,945	38,244,359

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,428,903)	$(229,814)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	598,076	-
Provision of bad debt expenses	17,728	-
Amortization of note payable discount	36,306	-
Depreciation and amortization expense	126	107
Changes in assets and liabilities:
Accounts receivable	(39,823)	-
Prepaid expenses and other	21,953	752
Accounts payable	56,668	-
Accrued liabilities	123,756	30,043
Net cash used in operating activities	(614,113)	(198,912)

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Procceeds from issuance of debt	400,000	200,000
Procceeds from issuance of stock	21,500	120,000

Net cash provided by financing activities	421,500	320,000

Net change in cash and cash equivalents	(192,613)	121,088
Cash and cash equivalents, beginning of period	375,938	164,680
Cash and cash equivalents, end of period	$183,325	$285,768

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Conversion of preferred stock	$-	$2,880
Conversion of debt and interest	$119,923	$-

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2018, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity deficit of approximately $1,361,578 and a working capital deficit of $1,362,325 as of September 30, 2018. We reported a net loss of $1,428,903 for the three months ended September 30, 2018, and we anticipate further losses in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Fair Value Measurements

The Company adopted the provisions of FASB Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures”, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Revenue Recognition

Topic ASC 606 is effective as of the annual reporting period beginning after December 15, 2017 using either of two methods: (1) retrospective application of Topic ASC 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic ASC 606 or (2) retrospective application of Topic ASC 606 with the cumulative effect of initially applying Topic ASC 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic ASC 606. We adopted Topic ASC 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at July 1, 2018.

For revenue recognition arrangements that we determine are within the scope of Topic ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services such as bulk texting.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. As of September 30, 2018, and June 30, 2018, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of September 30, 2018, and June 30, 2018, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company's estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that an allowance is required at September 30, 2018 and June 30, 2018 of $24,345 and $6,617, respectively. The Company does not accrue interest on past due receivables.

Inventory

Inventory consists of merchandise and is stated at the lower of cost, determined by last-in, first-out method or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At September 30, 2018 and June 30, 2018, the Company had $3,530 and $3,530 of inventory, respectively. A write-off is recorded for any inventory deemed excessive or obsolete. No write off was necessary at September 30, 2018 and at June 30, 2018.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2018, the Company had approximately $4,264,000 of net operating loss carry forward that was unrecognized tax benefits.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at September 30, 2018.

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and the net operating loss incurred after December 31, 2017 can be carried forward indefinitely and the two-year net operating loss carried back was eliminated. We continue to evaluate the impact of the Tax Act.

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

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of September 30, 2018. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of September 30, 2018.

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

On October 9, 2018, the Company used the SEDA to receive $400,000. The Company issued 274,292 common shares for a per share price of the issuance of approximately $1.46 per common share.

On October 22, 2018, the Company used the SEDA to receive $300,000. The Company issued 300,000 common shares for a per share price of the issuance of approximately $1.00 per common share.

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

During February 2018, the Company entered into two promissory notes with an investor of the Company in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively. Each of the notes have an original issue discount of $3,000 and $9,000, respectively that is being amortized to interest expense over the term of the notes. The principal and interest were converted into common stock during the quarter. The Company issued 123,324 shares of Common Stock in full satisfaction of the note on September 24, 2018.

During the three-months ended September 30, 2018, the Company issued 86,000 shares of Common Stock to employees and consultants related to the exercise of stock options. The company received $21,500 for the issuance of these shares.

Note 5 — Debt

The Company follows beneficial conversion feature guidance in ASC 470-20, which applies to convertible stock as well as convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option’s in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as interest over the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the expense must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

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

During January 2018, the Company entered into a note with an investor of the Company in the amount of $224,000 in exchange for $200,000. As of September 30, 2018, the discount was fully amortized. The notes bear interest at 12% and was payable in full in July 2018. Subsequent to September 30, 2018 the amount was fully paid to the investor.

During February 2018, the Company entered into two promissory notes with an investor of the Company in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively. Each of the notes have an original issue discount of $3,000 and $9,000, respectively that is being amortized to interest expense over the term of the notes. The principal and interest were converted into common stock during the quarter. The Company issued 123,324 shares of Common Stock in full satisfaction of the note.

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. As of September 30, 2018, the loan is in default, $0 of the discount remains to be amortized, and total unpaid principal and interest is approximately $162,000, accruing at 14%. The Company is in discussions with the investor to repay the promissory note, however at the time of this report the negotiations were not completed.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company common shares at a price of $0.75 per common share. The cash for this Convertible Note was received prior to quarter end.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $880,000 in exchange for $800,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 400,000 of the Company common shares at a price of $0.75 per common share. The cash for these Notes was received after September 30, 2018.

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

Note 7 — Earnings or Loss per Share

Basic net earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding during the three months ended September 30, 2018 and 2017.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the three months ended September 30, 2018 and 2017.

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

The following table reflects the continuity of stock options for the three months ended September 30, 2018:

A summary of stock option activity is as follows:

September 30, 2018

Number of options outstanding:
Beginning of year	4,145,735
Granted	380,931
Exercised, converted	(86,000)
Forfeited / exchanged / modification	(78,000)

End of period	4,362,666

Number of options exercisable at end of period	49,514
Number of options available for grant at end of period	497,334

Weighted average option prices per share:
Granted during the period	$0.25
Exercised during the period	$0.25
Terminated during the period	$0.25
Outstanding at end of period	$0.25
Exercisable at end of period	$0.25

The average fair value of stock options granted was estimated to be $1.05 per share for the period ended September 30, 2018. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2018

Expected option life (years)	2.5 - 3
Expected stock price volatility	147%-151%
Expected dividend yield	—%
Risk-free interest rate	2.63%-2.95%

Stock-based compensation expense attributable to stock options was approximately $598,076 for the three-month period ended September 30, 2018. As of September 30, 2018, there was approximately $4,528,841 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Note 9 — Subsequent Events

On November 6, 2018, with an effective date of October 1, 2018, the Company completed the purchase of Greenlight Technologies, Inc., a Nevada corporation for the purchase price of 2,666,667 shares of the Company’s common stock and approximately $450,000 of cash payments and up to an additional “Incentive Shares” 1,200,000 of the common stock, based on certain development goals. The shares issued are subject to certain restrictions. The purchase price is approximately $3,010,000 based on the closing price of $0.96 per common share and the $450,000 of cash payments. The additional Incentive Shares is approximately $1,152,000. Management has not estimated the final purchase price or the purchase price allocation as of November 14, 2018.

Greenlight Technologies, Inc. provides cannabis consumers real-time mobile ordering and loyalty rewards through an internally developed application that integrates with the local dispensary’s point of sale system. The Company plans to fully integrate this technology into the current platform and create an “Ultimate Bundle” of services for the cannabis industry. The current revenues of Greenlight Technologies are minimal, and the Company expects higher sales in the California market as the system is fully integrated.

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

Our unaudited interim consolidated financial statements for the three months ended September 30, 2018 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2019. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2018, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

Leafbuyer.com Platform

The Company’s wholly-owned subsidiary, LB Media Group, LLC has evolved and grown from a listing website focused on helping consumers find local cannabis-related retail establishments, into a comprehensive technology company with a suite of marketing tools designed to serve legal cannabis businesses. The Company’s website, Leafbuyer.com, hosts a robust search algorithm similar to Trivago, where consumers can search the database for appealing offers or specific items. In addition to these digital acquisition tools, Leafbuyer provides a loyalty platform, online ordering, and SEO services ultimately aiming to be the “one-stop shop” for businesses in the challenging cannabis industry. Leafbuyer reaches millions of consumers every month and is the official cannabis deals platform LA Weekly, Grasscity, Voice Media Group, and The Stranger.

The site’s sophisticated vendor dashboard pairs vendor data with consumer needs and presents a robust, 24/7 real-time dashboard where vendors can update menus, specials, available jobs, and more. The system helps to track the vendors’ return on investment.

The company continues an aggressive push into all legal cannabis markets, including initiating a presence in the Canadian market. Increasing the company’s marketing and sales presence in new markets is a primary objective. Along with this expansion, the company continues to develop new technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

Leafbuyer operates in a rapidly evolving and highly-regulated industry that, as has been estimated by some, will exceed $30 billion in revenue by the year 2020. The founders and board of directors has been, and will continue to be, aggressive in pursuing long-term opportunities.

Leafbuyer’s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Comparison of results of operations for the three months ended September 30, 2018 and 2017

	Three Months Ended September 30,
	2018	2017	Change	%
Sales revenue	$387,517	$231,515	$156,002	67%

Total operating expenses	1,779,322	466,300	1,313,022	282%

Interest expense	(37,098)	(29)	(37,069)	127,824%

Other	0	5,000	(5,000)	(100)%

Net loss	$(1,428,903)	$(229,814)	$(1,199,089)	522%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the three months ended September 30, 2018 compared to the same period in 2017 as we expanded our customer base and continued to implement our growth plan. Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Three Months Ended September 30,
	2018	2017	Change	%
Selling expenses	$75,196	$34,765	$40,431	116%
General and administrative	1,704,126	431,535	1,272,591	295%
	$1,779,322	$466,300	$1,313,022	282%

The increase in operating expenses during the three months ended September 30, 2018 compared to 2017 was driven by our growth and expansion, particularly on the personnel side as we added new staff. In addition, we had approximately $220,000 of uncapitalizable software development during the quarter for software.

Liquidity and Capital Resources

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited consolidated financial statements with existing cash on hand and/or the private placement of common stock or obtaining debt financing. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

At September 30, 2018 we had $183,325 in cash and cash equivalents. Our cash flows from operating and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(614,113)	$(198,912)
Net cash used in investing activities	0	0
Net cash provided by financing activities	$421,500	$320,000

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $1,362,325 and $758,771, respectively, as of September 30, 2018 and June 30, 2018. The decrease in working capital is due to our net loss for that period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended September 30, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 and June 30, 2018.

Critical Accounting Estimates

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

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our June 30, 2018 form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Revenue Recognition

Topic ASC 606 is effective as of the annual reporting period beginning after December 15, 2017 using either of two methods: (1) retrospective application of Topic ASC 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic ASC 606 or (2) retrospective application of Topic ASC 606 with the cumulative effect of initially applying Topic ASC 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic ASC 606. We adopted Topic ASC 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at July 1, 2018.

For revenue recognition arrangements that we determine are within the scope of Topic ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to arrangements that meet the definition of a contract under Topic 606, including when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of Topic 606, we evaluate the goods or services promised within each contract related performance obligation and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services such as bulk texting.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of September 30, 2018, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

Management is currently evaluating remediation plans for the above control deficiencies.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On September 24,2018, the Company issued 123,324 shares of Common Stock in full satisfaction of two promissory notes in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively.

During the three-months ended September 30, 2018, the Company issued 86,000 shares of Common Stock to employees and consultants related to the exercise of stock options. The company received $21,500 for the issuance of these shares.

The Company relied on the exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The subscription agreements with the investors contained representations to support the Company’s reasonable belief that the investors had access to information concerning the Company’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the sale of securities did not involve a public offering; the Company made no solicitation in connection with the sale other than communications with the investors; the Company obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Company in order to make an informed investment decision.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”) with an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a conversion price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company common shares at a price of $0.75 per common share.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $880,000 in exchange for $800,000 cash payment (“the Notes”) with an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors principal and interest in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 400,000 of the Company common shares at a price of $0.75 per common share. The cash for these Notes was received after September 30, 2018.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: November 14, 2018	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

