Form 10-Q
period 2018-12-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2019-02-14
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

_____________________________________________________________

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

As of February 14, 2019, the Registrant had 46,806,904 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED INTERIM CONDENSED CONSOLDIATED BALANCE SHEETS

	December 31, 2018	June 30, 2018

ASSETS

Current assets:
Cash and cash equivalents	$618,170	$375,938
Accounts receivable, net	52,146	8,279
Inventory	3,530	3,530
Prepaid expenses and other current assets	196,753	172,566
Total current assets	870,599	560,313
Noncurrent assets:
Intangible assets, net	2,978,852	-
Fixed assets, net	621	873
Total noncurrent assets	2,979,473	873
Total assets	$3,850,072	$561,186

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$101,453	$290,783
Accrued liabilities	539,052	66,087
Deferred revenue	265,242	156,530
Debt, current	1,547,196	805,684
Total current liabilities	2,452,943	1,319,084
Total liabilities	2,452,943	1,319,084

Commitments and contingencies (Note 7)	-	-

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 6,750,000 shares issued and outstanding for class A convertible preferred stock and 70,000 shares issued and outstanding for class B convertible preferred stock at December 31, 2018 and June 30, 2018, respectively	6,820	6,820
Common stock, $0.001 par value; 150,000,000 shares authorized; 46,806,904 shares issued and outstanding at December 31, 2018 and 42,661,228 shares issued and outstanding at June 30, 2018	46,807	42,661
Additional paid in capital	8,388,485	3,130,831
Accumulated deficit	(7,044,983)	(3,938,210)
Total equity (deficit)	1,397,129	(757,898)
Total liabilities and equity	$3,850,072	$561,186

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Sales revenue	$419,713	$262,173	$807,230	$493,688
Cost of sales	-	-	-	-
Gross profit	419,713	262,173	807,230	493,688

Operating expenses:
Selling expenses	55,079	50,090	130,275	84,855
General and administrative	1,904,980	452,776	3,609,106	884,311
Total operating expenses	1,960,059	502,866	3,739,381	969,166

Loss from operations	(1,540,346)	(240,693)	(2,932,151)	(475,478)

Other income (expense):
Interest expense	(137,524)	-	(174,622)	(29)
Other income	-	57	-	5,057
Other income (expense), net	(137,524)	57	(174,622)	5,028

Income tax expense	-	-	-	-
Net loss	$(1,677,870)	$(240,636)	$(3,106,773)	$(470,450)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.01)	$(0.07)	$(0.01)

Weighted average common shares outstanding:
Basic and diluted	43,989,750	38,380,663	45,234,512	38,312,511

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,106,773)	$(470,450)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock compensation expense	1,195,369	-
Stock issued for services	39,600
Amortization of note payable discount	138,606	-
Depreciation and amortization expense	110,580	161
Changes in assets and liabilities:
Accounts receivable	(43,867)	-
Prepaid expenses and other	(24,187)	(8,108)
Accounts payable	(189,330)	-
Accrued liabilities	281,677	40,797
Net cash used in operating activities	(1,598,325)	(437,600)

Cash flows from investing activities:
Software development	(79,180)
Software acquisition	(150,000)	-
Net cash provided by (used in) investing activities	(229,180)	-

Cash flows from financing activities:
Procceeds from issuance of stock	1,089,737	120,000
Procceeds from issuance of debt	1,200,000	350,000
Repayment of debt	(220,000)	-
Net cash provided by financing activities	2,069,737	470,000

Net change in cash and cash equivalents	242,232	32,400
Cash and cash equivalents, beginning of period	375,938	164,680
Cash and cash equivalents, end of period	$618,170	$197,080

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Conversion of debt and interest	$377,094	$-
Software acquisition	$2,860,000	$-

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business

Formation of the Company

On March 23, 2017, AP Event Inc. (“AP” or the “Registrant”) consummated an Agreement and Plan of Merger (the “Merger Agreement”) with LB Media Group, LLC, a Colorado limited liability Company (“LB Media”), August Petrov (the principal stockholder of AP), and LB Acquisition Corp., a Colorado corporation and a wholly-owned subsidiary of AP (“Acquisition”) whereby Acquisition was merged with and into LB Media (the “Merger”). (See Note 3).

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2018, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had equity of approximately $1,397,129 and a working capital deficit of $1,582,344 as of December 31, 2018. We reported a net loss of $3,106,773 for the six months ended December 31, 2018, and we anticipate further losses in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these condensed consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Examples of estimates include loss contingencies; useful lives of our tangible and intangible assets; allowances for doubtful accounts; and stock-based compensation forfeiture rates. Examples of assumptions include: the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns. Actual results could differ from those estimates.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2018, and June 30, 2018, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that an allowance is required at December 31, 2018 and June 30, 2018 of $43,815 and $6,617, respectively. The Company does not accrue interest on past due receivables.

Inventory

Inventory consists of merchandise and is stated at the lower of cost, determined by last-in, first-out method or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2018 and June 30, 2018, the Company had $3,530 and $3,530 of inventory, respectively. A write-off is recorded for any inventory deemed excessive or obsolete. No write off was necessary at December 31, 2018 and at June 30, 2018.

Internal Use Software

Software development costs associated with internal use software are incurred in three stages of development: the preliminary project stage, the application development stage, and the post-implementation stage. Costs incurred during the preliminary project and post-implementation stages are expensed as incurred. Certain internal and external qualifying costs incurred during the application development stage are capitalized as property and equipment. Internal use software is amortized on a straight-line basis over its estimated useful life of seven years, beginning when the software is ready for its intended use.

During the period ended December 31, 2018, the Company capitalized approximately $3 million of software acquisition costs. Amortization expense related to internal use software totaled $110,328 during the period ended December 31, 2018.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the period ended December 31, 2018 and 2017, there were no impairments of intangible assets.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2018, the Company had approximately $5,942,000 of net operating loss carry forward that was unrecognized tax benefits.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at December 31, 2018.

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

In June 2018, the FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting (Topic 718)” that expands the scope to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements to nonemployee awards except for certain exemptions specified in the amendment. The guidance is effective for fiscal years beginning after December 15, 2018, including interim reporting periods within that fiscal year. Early adoption is permitted. The Company does not anticipate the adoption of ASU 2018-07 will have a material impact on the Company’s financial condition or results of operations.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 amends current guidance to align the accounting for costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs associated with developing or obtaining internal-use software. Capitalized implementation costs must be expensed over the term of the hosting arrangement and presented in the same line item in the statement of income as the fees associated with the hosting element (service) of the arrangement. The guidance in ASU 2018-15 is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted.

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

Note 4 — Intangible Assets

Intangible assets consist of the following:

	December 31, 2018	December 31, 2017

Loyalty software	3,089,180	-
Less accumulated amortization	(110,328)	-
Intangible assets, net	$2,978,852	$-

On November 6, 2018, the Company acquired an identified intangible asset (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders.  At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software.  GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company.  Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software.  The consideration for the Loyalty Software was 2,666,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000.  Total value of the Loyalty Software was estimated at approximately $3,010,000.  The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs.  The additional Incentive Shares is approximately $1,152,000. During the period ended December 31, 2018 the Company capitalized approximately $78,180 of software enhancements.

GTI provides cannabis consumers real-time mobile ordering and loyalty rewards through an internally developed application that integrates with the local dispensary’s point of sale system. The Company plans to fully integrate this technology into the current platform and create an “Ultimate Bundle” of services for the cannabis industry. The current revenues of GTI are minimal, and the Company expects higher sales in the California market as the system is fully integrated.

Note 5 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of December 31, 2018. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of December 31, 2018.

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

On October 9, 2018, the Company use the SEDA to receive $400,000. The Company issued 274,292 common shares for a per share price of the issuance of approximately $1.46 per common share.

On October 22, 2018, the Company use the SEDA to receive $300,000. The Company issued 300,000 common shares for a per share price of the issuance of approximately $1.00 per common share.

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

During February 2018, the Company entered into two promissory notes with an investor of the Company in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively. Each of the notes have an original issue discount of $3,000 and $9,000, respectively that is being amortized to interest expense over the term of the notes. The principle and interest were converted into common stock during the quarter. The Company issued 123,324 shares of Common Stock in full satisfaction of the note on September 24, 2018.

During the six months ended December 31, 2018, the Company issued 178,947 shares of Common Stock to employees and consultants related to the exercise of stock options. The company received $44,737 for the issuance of these shares.

During the six months ended December 31, 2018, the Company accepted subscriptions for the issuance of 1,116,738 shares of Common Stock for total subscriptions of $1,045,000 in cash.

During the six months ended December 31, 2018, the Company issued 60,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $39,600 and expensed in the accompanying Condensed Consolidated Statement of Operations.

Note 6 — Debt

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

On September 28, 2017, the Company entered into a promissory note with an investor of the Company in the amount of $200,000. The note bears no interest and was payable in full on September 30, 2018. In addition, on December 20, 2017, the Company entered into a promissory note with the same investor of the Company in the amount of $150,000. This note also bears no interest and was payable in full on December 20, 2018. The investor has agreed to convert the loan into 437,500 shares of common stock. The Company has not issued these shares at this time.

During January 2018, the Company entered into a note with an investor of the Company in the amount of $224,000 in exchange for $200,000. As of December 31, 2018, the discount was fully amortized. The notes bear interest at 12% and was payable in full in July 2018. As of December 31, 2018, the amount was fully paid to the investor.

During February 2018, the Company entered into two promissory notes with an investor of the Company in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively. Each of the notes have an original issue discount of $3,000 and $9,000, respectively that was amortized to interest expense over the term of the notes. The principle and interest were converted into common stock during the quarter. The Company issued 123,324 shares of Common Stock in full satisfaction of the notes.

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. As of December 31, 2018, the loan is in default, the discount is fully amortized and total unpaid principal and interest is approximately $166,126, accruing at 14%. The Company is in discussions with the investor to repay the promissory note, however at the time of this report the negotiations were not completed.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for this Convertible Note was received prior to quarter end.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $880,000 in exchange for $800,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 400,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to quarter end.

Note 7 — Commitments and Contingencies

The Company leases office space. Future minimum lease payments are as follows:

June 30, 2019	$14,512
June 30, 2020	$31,900
June 30, 2021	$16,225

The Company does not have a concentration of revenues from any individual customer (less than 10%).

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 8 — Earnings or Loss per Share

Basic net earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net loss per share is computed similarly to basic net loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding during the three and six months ended December 31, 2018 and 2017.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the three and six months ended December 31, 2018 and 2017.

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

The following table reflects the continuity of stock options for the six months ended December 31, 2018:

A summary of stock option activity is as follows:

Six Months Ended December 31, 2018
Number of options outstanding:
Beginning of year	4,145,735
Granted	1,078,180
Exercised, converted	(178,947)
Forfeited / exchanged / modification	(122,028)

End of period	4,922,940

Number of options exercisable at end of period	707,130
Number of options available for grant at end of period	77,060

Weighted average option prices per share:
Granted during the period	$0.66
Exercised during the period	$0.25
Terminated during the period	$1.19
Outstanding at end of period	$0.25
Exercisable at end of period	$0.25

The average fair value of stock options granted was estimated to be $0.61 per share for the period ended December 31, 2018. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2018

Expected option life (years)	3 - 5
Expected stock price volatility	147%-168%
Expected dividend yield	-%
Risk-free interest rate	2.63%-3.01%

Stock-based compensation expense attributable to stock options was approximately $1,195,369 for the six-month period ended December 31, 2018. As of December 31, 2018, there was approximately $4,557,369 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Note 10 — Subsequent Events

The Company has evaluated subsequent events through February 14, 2019 and has not identified any items requiring additional disclosure.

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

Our unaudited interim consolidated financial statements for the three and six months ended December 31, 2018 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2019. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2018, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended December 31, 2018 and 2017

	Three Months Ended December 31,
	2018	2017	Change	%
Sales revenue	$419,713	$262,173	$157,540	60%

Total operating expenses	1,960,059	502,866	1,457,193	290%

Interest expense	(137,524)	-	(137,524)	100%

Other	0	57	(57)	(100)%

Net loss	$(1,677,870)	$(240,636)	$(1,437,234)	597%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the three months ended December 31, 2018 compared to the same period in 2017 as we expanded our customer base and continued to implement our growth plan. The growth was lower due solely to the timing of recognition of deferred revenue. Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Three Months Ended December 31,
	2018	2017	Change	%
Selling expenses	$55,079	$50,090	$4,989	10%
General and administrative	1,904,980	452,776	1,452,204	321%
	$1,960,059	$502,866	$1,457,193	290%

The increase in operating expenses during the three months ended December 31, 2018 compared to 2017 was driven by our growth and expansion, particularly on the personnel side as we added new staff. In addition, we had approximately $116,000 of uncapitalizable software development during the quarter for software.

Comparison of results of operations for the six months ended December 31, 2018 and 2017

	Six Months Ended December 31,
	2018	2017	Change	%
Sales revenue	$807,230	$493,688	$313,542	64%

Total operating expenses	3,739,381	969,166	2,770,215	286%

Interest expense	(174,622)	(29)	(174,593)	602,044%

Other	0	5,057	(5,057)	(100)%

Net loss	$(3,106,773)	$(470,450)	$(2,636,323)	560%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the six months ended December 31, 2018 compared to the same period in 2017 as we expanded our customer base and continued to implement our growth plan. The growth was lower due solely to the timing of recognition of deferred revenue. Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Six Months Ended December 31,
	2018	2017	Change	%
Selling expenses	$130,275	$84,855	$45,420	54%
General and administrative	3,609,106	884,311	2,724,795	308%
	$3,739,381	$969,166	$2,770,215	286%

The increase in operating expenses during the six months ended December 31, 2018 compared to 2017 was driven by our growth and expansion, particularly on the personnel side as we added new staff. In addition, we had approximately $336,000 of uncapitalizable software development during the quarter for software.

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

At December 31, 2018 we had $618,170 in cash and cash equivalents. Our cash flows from operating and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(1,598,325)	$(437,600)
Net cash used in investing activities	(229,180)	0
Net cash provided by financing activities	$2,069,737	$470,000

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $1,582,344 and $758,771, respectively, as of December 31, 2018 and June 30, 2018. The decrease in working capital is due to our net loss for that period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended December 31, 2018.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018 and June 30, 2018.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2018. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

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

Management’s Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i) appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three and six-month periods ended December 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On September 24, 2018, the Company issued 123,324 shares of Common Stock in full satisfaction of two promissory notes in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively.

During the six months ended December 31, 2018, the Company issued 178,947 shares of Common Stock to employees and consultants related to the exercise of stock options. The company received $44,737 for the issuance of these shares.

During the six months ended December 31, 2018, the Company accepted subscriptions for the issuance of 1,116,738 shares of Common Stock for total subscriptions of $1,045,000 in cash.

During the six months ended December 31, 2018, the Company issued 60,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $39,600 and expensed in the accompanying Statement of Operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for this Convertible Note was received prior to quarter end.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $880,000 in exchange for $800,000 cash payment (“the Notes”) with an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors principal and interest in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 400,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to quarter end.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8**

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

_________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: February 14, 2019	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

