Form 10-Q
period 2019-03-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2019-05-16
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   ☐ YES     ☒ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.. ☐ YES     ☐ NO

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading	Name of each exchange on which registered Symbol(s)
None	None	None

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 9, 2019, the Registrant had 47,749,427 shares of common stock outstanding.

PART 1 – FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.

UNAUDITED INTERIM CONDENSED CONSOLDIATED BALANCE SHEETS

	March 31, 2019	June 30, 2018
ASSETS

Current assets:
Cash and cash equivalents	$563,383	$375,938
Accounts receivable, net (allowance for doubtful accounts was $53,815 at March 31, 2019 and $6,617 at June 30, 2018)	58,318	8,279
Inventory	3,530	3,530
Prepaid expenses and other current assets	147,721	172,566
Total current assets	772,952	560,313
Noncurrent assets:
Intangible assets, net	3,215,250	-
Fixed assets, net	495	873
Total noncurrent assets	3,215,745	873
Total assets	$3,988,697	$561,186

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$194,498	$290,783
Accrued liabilities	459,086	66,087
Deferred revenue	221,715	156,530
Debt, current	1,640,197	805,684
Total current liabilities	2,515,496	1,319,084
Debt, long-term	110,145	-
Total liabilities	2,625,641	1,319,084

Commitments and contingencies (Note 7)	-	-

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 6,750,000 shares issued and outstanding for class A convertible preferred stock and 70,000 shares issued and outstanding for class B convertible preferred stock at March 31, 2019 and June 30, 2018, respectively	6,820	6,820
Common stock, $0.001 par value; 150,000,000 shares authorized; 47,147,804 shares issued and outstanding at March 31, 2019 and 42,661,228 shares issued and outstanding at June 30, 2018	47,148	42,661
Additional paid in capital	10,064,214	3,130,831
Accumulated deficit	(8,755,126)	(3,938,210)
Total equity (deficit)	1,363,056	(757,898)
Total liabilities and equity	$3,988,697	$561,186

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Sales revenue	$489,320	$287,224	$1,296,550	$785,969
Cost of sales	-	-	-	-
Gross profit	489,320	287,224	1,296,550	785,969

Operating expenses:
Selling expenses	70,025	53,966	200,300	138,821
General and administrative	1,947,795	1,060,829	5,556,901	1,945,141
Total operating expenses	2,017,820	1,114,795	5,757,201	2,083,962

Loss from operations	(1,528,500)	(827,571)	(4,460,651)	(1,297,993)

Other income (expense):
Interest expense	(181,643)	(12,919)	(356,265)	(12,948)
Other income	-	-	-	-
Other income (expense), net	(181,643)	(12,919)	(356,265)	(12,948)

Income tax expense	-	-	-	-
Net loss	$(1,710,143)	$(840,490)	$(4,816,916)	$(1,310,941)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.02)	$(0.10)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	45,418,004	40,418,163	48,337,990	39,197,367

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock			Accumulated
	# of Shares	Amount	# of Shares	Amount	APIC	Deficit	Total
2019
Balance, June 30, 2018	6,820,000	$6,820	42,661,228	$42,661	$3,130,831	$(3,938,210)	$(757,898)

Issuance of common stock for exercise of options	-	-	86,000	86	21,414	-	21,500

Issuance of common stock in conversion of notes payable and accrued interest	-	-	123,324	123	119,800	-	119,923

Stock based compensation	-	-	-	-	598,076	-	598,076

Issuance of warrant in connection with convertible notes payable	-	-	-	-	85,724	-	85,724

Net loss for the three month's ended September 30, 2018	-	-	-	-	-	(1,428,903)	(1,428,903)

Balance, September 30, 2018	6,820,000	$6,820	42,870,552	$42,870	$3,955,845	$(5,367,113)	$(1,361,578)

Issuance of common stock for cash	-	-	1,116,738	1,117	1,043,883	-	1,045,000

Issuance of common stock for services	-	-	60,000	60	39,540	-	39,600

Issuance of common stock for exercise of options	-	-	92,947	93	23,144	-	23,237

Issuance of common stock for acquisition	-	-	2,666,667	2,667	2,557,333	-	2,560,000

Issuance of warrant in connection with convertible notes payable	-	-	-	-	171,447	-	171,447

Stock based compensation	-	-	-	-	597,293	-	597,293

Net loss for the three month's ended December 31, 2018	-	-	-	-	-	(1,677,870)	(1,677,870)

Balance, December 31, 2018	6,820,000	$6,820	46,806,904	$46,807	$8,388,485	$(7,044,983)	$1,397,129

Issuance of common stock for exercise of options	-	-	88,900	89	22,136	-	22,225

Issuance of common stock for services	-	-	2,000	2	958	-	960

Stock based compensation	-	-	-	-	573,507	-	573,507

Issuance of common stock for acquisition	-	-	250,000	250	239,750	-	240,000

Beneficial Conversion Feature of Notes Payable	-	-	-	-	839,378	-	839,378

Net loss for the three month's ended March 31, 2019	-	-	-	-	-	(1,710,143)	(1,710,143)

Balance, March 31, 2019	6,820,000	$6,820	47,147,804	$47,148	$10,064,214	$(8,755,126)	$1,363,056

See accompanying notes to condensed consolidated financial statements.

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Deficit	Total
2018
Balance, June 30, 2017	7,000,000	$7,000	38,000,663	$38,000	$1,010,000	$(958,535)	$96,465

Issuance of common stock for cash	-	-	380,000	380	(380)	-	-

Stock based compensation	-	-	-	-	120,000	-	120,000

Net loss for the three month's ended September 30, 2017	-	-	-	-	-	(229,814)	(229,814)

Balance, September 30, 2017	7,000,000	$7,000	38,380,663	$38,380	$1,129,620	$(1,188,349)	$(13,349)

Net loss for the three month's ended December 31, 2017	-	-	-	-	-	(240,636)	(240,636)

Balance, December 31, 2017	7,000,000	$7,000	38,380,663	$38,380	$1,129,620	$(1,428,985)	$(253,985)

Issuance of common stock for cash	-	-	240,000	240	119,760	-	120,000

Issuance of common stock for exercise of options	-	-	8,000	8	1,992	-	2,000

Stock based compensation	-	-	-	-	119,133	-	119,133

Issuance of common stock in conversion of preferred stock	(90,000)	(90)	1,440,000	1,440	(1,350)	-	-

Issuance of common stock for services			137,000	137	280,713	-	280,850

Net loss for the three month's ended March 31, 2018	-	-	-	-	-	(840,490)	(840,490)

Balance, March 31, 2018	6,910,000	$6,910	40,205,663	$40,205	$1,649,868	$(2,269,475)	$(572,492)

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,816,916)	$(1,310,941)
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Stock compensation expense	1,768,876	239,133
Stock issued for services	40,560	280,850
Amortization of note payable discount	281,130	-
Depreciation and amortization expense	234,369	214
Changes in assets and liabilities:
Accounts receivable	(50,039)	(9,538)
Inventory	-	(3,652)
Prepaid expenses and other	24,845	(187,547)
Accounts payable	(96,285)	-
Accrued liabilities	258,184	109,791
Net cash used in operating activities	(2,355,276)	(881,690)

Cash flows from investing activities:
Software acquisition	(449,241)	-
Net cash provided by (used in) investing activities	(449,241)	-

Cash flows from financing activities:
Proceeds from issuance of common stock	1,111,962	122,000
Proceeds from issuance of debt	2,100,000	790,603
Repayment of debt	(220,000)	-
Net cash provided by financing activities	2,991,962	912,603

Net change in cash and cash equivalents	187,445	30,913
Cash and cash equivalents, beginning of period	375,938	164,680
Cash and cash equivalents, end of period	$563,383	$195,593

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Conversion of debt and interest plus issuance of warrants	$377,094	$-
Software acquisition	$2,800,000	$-

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2019, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had equity of approximately $1,363,056 and a working capital deficit of $1,742,544 as of March 31, 2019. We reported a net loss of $4,816,916 for the nine months ended March 31, 2019, and we anticipate further losses in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement our business plan and generate additional revenues provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. As of March 31, 2019 and June 30, 2018, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that an allowance is required at March 31, 2019 and June 30, 2018 of $53,815 and $6,617, respectively. The Company does not accrue interest on past due receivables.

Inventory

Inventory consists of merchandise and is stated at the lower of cost, determined by last-in, first-out method or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At March 31, 2019 and June 30, 2018, the Company had $3,530 and $3,530 of inventory, respectively. A write-off is recorded for any inventory deemed excessive or obsolete. No write off was necessary at March 31, 2019 and at June 30, 2018.

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

During the nine months ended March 31, 2019, the Company capitalized approximately $3.4 million of software acquisition costs. Amortization expense related to internal use software totaled $233,991 during the nine months ended March 31, 2019.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of March 31, 2019 and June 30, 2018, there were no impairments of intangible assets.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of March 31, 2019, the Company had approximately $7,652,000 of net operating loss carry forward that was unrecognized tax benefits.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at March 31, 2019.

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

New Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The standard will be effective for the Company for the quarter ended September 30, 2019.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2020. The adoption of this standard does not have a material impact on the condensed consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions.  The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.  The standard will be effective in the first quarter of fiscal year 2019, although early adoption is permitted. The adoption of this standard does not have a material impact on the condensed consolidated financial statements.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company's present or future condensed consolidated financial statements.

Note 3 — Recapitalization and Preferred Shares

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

Series A Convertible Preferred Stock was originally convertible into 3,000,000 common shares based on the total outstanding equity as of March 23, 2017.  As of March 31, 2019, the Series A Convertible Preferred Stock would be convertible into approximately 10,660,000 common shares, based on 47,747,804 common shares outstanding as of March 31, 2019.  The Series B Convertible Preferred Stock is convertible into 1,120,000 common shares.

Note 4 — Intangible Assets

Intangible assets consist of the following:

	March 31, 2019	March 31, 2018

Loyalty software	$3,449,241	-
Less accumulated amortization	(233,991)	-
Intangible assets, net	$3,215,250	$-

On November 6, 2018, the Company acquired an identified intangible asset (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders.  At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software.  GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company.  Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software.  The consideration for the Loyalty Software was 2,666,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000.  Total value of the Loyalty Software was estimated at approximately $3,010,000.  The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs.  The additional Incentive Shares is approximately $1,152,000. During the period ended March 31, 2019 the Company capitalized approximately $360,100 of software enhancements.

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

Note 5 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of March 31, 2019. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of March 31, 2019.

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

Merger Agreement

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

Issuance of Common Stock

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

During the year ended June 30, 2018, the Company issued 137,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $280,850 and expensed in the accompanying Condensed Consolidated Statements of Operations.

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

During the nine months ended March 31, 2019, the Company issued 267,847 shares of Common Stock to employees and consultants related to the exercise of stock options. The Company received $66,962 for the issuance of these shares.

During the nine months ended March 31, 2019, the Company accepted subscriptions for the issuance of 1,116,738 shares of Common Stock for total subscriptions of $1,045,000 in cash.

During the nine months ended March 31, 2019, the Company issued 62,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $40,560 and expensed in the accompanying Condensed Consolidated Statements of Operations.

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

On September 28, 2017, the Company entered into a promissory note with an investor of the Company in the amount of $200,000. The note bears no interest and was payable in full on September 30, 2018. In addition, on December 20, 2017, the Company entered into a promissory note with the same investor of the Company in the amount of $150,000. During January 2018, the Company entered into a note with an investor of the Company in the amount of $224,000 in exchange for $200,000. As of December 31, 2018, the discount was fully amortized. The notes bear interest at 12% and were payable in full in July 2018. As of March 31, 2019, the amounts were fully repaid to the investor.

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

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. As of March 31, 2019, the loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $170,564, accruing at 12%. Subsequent to March 31, 2019, the investor agreed to accept 245,207 shares of common stock for accrued interest and principal.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company's common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The cash for this Convertible Note was received prior to September 30, 2018.  As of April 15, 2019, the investor has agreed to extend the Convertible Note for six months to September 2019.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $880,000 in exchange for $800,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company's common stock at a 20% discount to the then current market price. In addition, the Company  issued five-year warrants to purchase up to 400,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018.  One investor has agreed to extend the Convertible Note of $220,000 to September 2019, while the other investors have agreed to convert notes with a face value of $660,000 and accrued interest into 987,641 share of the Company’s common stock.

During the three month’s ended March 31, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount.  The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense.  The notes and have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in twelve equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date.  If the Company defaults on the Notes, the interest is increased to 15% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market price.  Subsequent to March 31, 2019, the Company entered into an additional note with a face value of $233,334 under similar terms as above.

Note 7 — Commitments and Contingencies

The Company leases office space. Future minimum lease payments are as follows:

June 30, 2019, remaining	$30,432
June 30, 2020	$171,727
June 30, 2021	$125,419
June 30, 2022	$70,842

The Company does not have a concentration of revenues from any individual customer (less than 10%).

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 8 — Earnings or Loss per Share

Basic earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding during the three and nine months ended March 31, 2019 and 2018.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the three and nine months ended March 31, 2019 and 2018.

Note 9 — Stock Based Compensation

The equity incentive plan of the Company was established in February of 2017. The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares, provided that the number of options issued do not exceed 10,000,000. The options are exercisable for a period of up to 10 years from the date of the grant.  The number of options to purchase common shares was increased from 5,000,000 to 10,000,000 through a consent of stockholders to amend and restate the equity incentive plan.

The following table reflects the continuity of stock options for the nine months ended March 31, 2019:

A summary of stock option activity is as follows:

March 31, 2019

Number of options outstanding:
Beginning of year	4,145,735
Granted	1,698,239
Exercised, converted	(267,847)
Forfeited / exchanged / modification	(138,535)

End of period	5,437,592

Number of options exercisable at end of period	763,453
Number of options available for grant at end of period	4,562,408

Weighted average option prices per share:
Granted during the period	$0.66
Exercised during the period	$0.25
Terminated during the period	$1.19
Outstanding at end of period	$0.25
Exercisable at end of period	$0.25

The average fair value of stock options granted was estimated to be $0.61 per share for the period ended March 31, 2019. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2019

Expected option life (years)	3 - 5
Expected stock price volatility	147%-170%
Expected dividend yield	—%
Risk-free interest rate	2.35-3.01%

Stock-based compensation expense attributable to stock options was approximately $1,768,876 for the nine-month period ended March 31, 2019. As of March 31, 2019, there was approximately $4,050,975 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Note 10 — Subsequent Events

The Company has evaluated subsequent events through May 14, 2019 and has not identified any items requiring additional disclosure.

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

Our unaudited interim condensed consolidated financial statements for the three and nine months ended March 31, 2019 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2019. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2018, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended March 31, 2019 and 2018

	Three Months Ended March 31,
	2019	2018	Change	%
Sales revenue	$489,320	$287,224	$202,096	70%

Total operating expenses	2,017,820	1,114,795	903,025	81%

Interest expense	(181,643)	(12,919)	(168,724)	1,306%

Net loss	$(1,710,143)	$(840,490)	$(869,653)	103%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the three months ended March 31, 2019 compared to the same period in 2018 as we expanded our customer base and continued to implement our growth plan.  Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Three Months Ended March 31,
	2019	2018	Change	%
Selling expenses	$70,025	$53,966	$16,059	30%
General and administrative	1,947,795	1,060,829	886,966	84%
	$2,017,820	$1,114,795	$903,025	81%

The increase in operating expenses during the three months ended March 31, 2019 compared to 2018 was driven by our growth and expansion, particularly on the personnel side as we added new staff.

Comparison of results of operations for the nine months ended March 31, 2019 and 2018

	Nine Months Ended March 31,
	2019	2018	Change	%
Sales revenue	$1,296,550	$785,969	$510,581	65%

Total operating expenses	5,757,201	2,083,962	3,673,239	176%

Interest expense	(356,265)	(12,948)	(343,317)	2,652%

Net loss	$(4,816,916)	$(1,310,941)	$(3,505,975)	267%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the nine months ended March 31, 2019 compared to the same period in 2018 as we expanded our customer base and continued to implement our growth plan.  Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Nine Months Ended March 31,
	2019	2018	Change	%
Selling expenses	$200,300	$138,821	$61,479	44%
General and administrative	5,556,901	1,945,141	3,611,760	186%
	$5,757,201	$2,083,962	$3,673,239	176%

The increase in operating expenses during the nine months ended March 31, 2019 compared to 2018 was driven by our growth and expansion, particularly on the personnel side as we added new staff.  In addition, we had approximately $261,000 of uncapitalizable software development during the period for software.

Liquidity and Capital Resources

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and/or the private placement of common stock or obtaining debt financing. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

At March 31, 2019 we had $563,383 in cash and cash equivalents. Our cash flows from operating, investing and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(2,355,276)	$(881,690)
Net cash used in investing activities	$(449,241)	$-
Net cash provided by financing activities	$2,991,962	$912,603

Working Capital

Working capital is the amount by which current assets exceed current liabilities.  We had negative working capital of $1,742,544 and $758,771, respectively, as of March 31, 2019 and June 30, 2018.  The decrease in working capital is due to the net loss for the period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine month period ended March 31, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019 and June 30, 2018.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2019. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of March 31, 2019, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

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

Management believes that despite our material weaknesses set forth above, our financial statements for the three and nine-month periods ended March 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the nine months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

On September 24, 2018, the Company issued 123,324 shares of Common Stock in full satisfaction of two promissory notes in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively.

During the nine months ended March 31, 2019, the Company issued 267,847 shares of Common Stock to employees and consultants related to the exercise of stock options. The company received $66,962 for the issuance of these shares.

During the nine months ended March 31, 2019, the Company accepted subscriptions for the issuance of 1,116,738 shares of Common Stock for total subscriptions of $1,045,000 in cash.

During the nine months ended March 31, 2019, the Company issued 62,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $40,560 and expensed in the accompanying Condensed Consolidated Statements of Operations.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company's common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for this Convertible Note was received prior to September 2018.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $880,000 in exchange for $800,000 cash payment (“the Notes”) with an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors principal and interest in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company's common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 400,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 2018.

During the three months ended March 31, 2019, the Company entered several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Note and recorded as interest expense.  The notes and have an interest rate of 7% and have a eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in twelve equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date.  If the Company defaults on the Notes, the interest is increased to 15% and at the investors’ option, the principle and interest can be converted into the Company's common stock at a 20% discount to the then current market price.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101	Interactive data files pursuant to Rule 405 of Regulation S-T

___________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: May 15, 2019	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

