Form 10-K
period 2019-06-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2019-09-24
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held on December 31, 2018 by non-affiliates of the registrant was approximately $10,053,553 based on $0.45 per share price paid for such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The registrant has no non-voting common stock.

 78,220,286

(Number of shares of class common stock outstanding as of September 23, 2019)

3,000,000

(Number of shares of Series A preferred stock outstanding as of September 23, 2019)

1,120,000

(Number of shares of Series B preferred stock outstanding as of September 23, 2019)

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

As used in this annual report, the terms “we”, “us” and “our” mean Leafbuyer Technologies, Inc., unless otherwise indicated.

Business Overview

Leafbuyer.com Platform

The Company’s wholly owned subsidiary, LB Media Group, LLC has evolved and grown from a listing website focused on helping consumers find local cannabis-related retail establishments, into a comprehensive technology company with a suite of marketing tools designed to serve legal cannabis businesses. The Company’s website, Leafbuyer.com, hosts a robust search algorithm similar to Trivago, where consumers can search the database for appealing offers or specific items. In addition to these digital acquisition tools, Leafbuyer provides a loyalty platform, online ordering, and SEO services ultimately aiming to be the “one-stop shop” for businesses in the challenging cannabis industry. Leafbuyer reaches millions of consumers every month and is the official cannabis deals platform LA Weekly, Grasscity, Voice Media Group, and The Stranger.

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

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in revenue by the year 2020. The founders and board of directors has been, and will continue to be, aggressive in pursuing long-term opportunities.

The Team

The Company has 25 full-time employees working out of its headquarters in Greenwood Village, Colorado. In addition, the company currently has sales teams in Washington, California and Oregon. Leafbuyer also has relationships with approximately 23 independent contractors which it retains from time to time.

A majority of our employees are involved in sales and customer service. Other services, such as website content and graphics design are outsourced to independent contractors.

One of the Company’s top priorities in 2019 has been recruiting and retaining some of the top talent in the cannabis and technology industries. We anticipate a majority of our future hiring will be in markets outside of Colorado.

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

2019 and Beyond

The global legal marijuana market size is expected to reach $66.3 billion by the end of 2025, according to a new report by Grand View Research, Inc. It is anticipated to expand at a compound annual growth rate of 23.9% during the forecast period. Increasing legalization of marijuana for medicinal and recreational purposes is expected to continue.

•	11 States have currently legalized marijuana for recreation use.

•	Source: http://disa.com/map-of-marijuana-legality-by-state

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

ITEM 1A. RISK FACTORS

Risks Related to the Business

We have minimal financial resources. Our independent registered public accounting firm’s report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

Leafbuyer Technologies, Inc. is an early stage company and has minimal financial resources. We had a cash balance of $181,647 as of June 30, 2019. We had an accumulated deficit of $10,491,876 at June 30, 2019. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended June 30, 2019 that states that Company losses from operations raise substantial doubt about its ability to continue as a going concern. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

The Company’s future success depends largely on its ability to attract, hire, train and retain highly qualified technical personnel to provide the Company’s services. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the technical personnel it requires to conduct and expand its operations successfully and to differentiate itself from its competition. The Company’s results of operations and growth prospects could be materially adversely affected if the Company were unable to attract, hire, train and retain such qualified technical personnel.

We will face competition from companies with significantly greater resources and name recognition.

The markets in which the Company will operate are characterized by intense competition from several types of solution and technical service providers. The Company expects to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of the Company’s current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than the Company. There can be no assurance that the Company will be able to compete successfully. In addition, the Company will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors we believe are part of much larger companies with substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete effectively against any of its future competitors.

To fully develop our business plan, we will need additional financing.

We will have to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There is no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders’ investment.

We may not receive any additional funding from the Warrants.

Because the market for our Common Stock has historically exhibited low liquidity levels and has been limited, sporadic and often volatile, the Selling Stockholders may choose not to exercise the Warrants. If the price of our Common Stock falls below the floor price of $0.15 per share, the Selling Stockholders would most likely not exercise the Warrants, and we would not receive the additional funding that would occur pursuant to the exercise of the Warrants.

Risks Related to Our Securities

Our officers and directors currently own the majority of our voting power, and through this ownership, control our Company and our corporate actions.

Our current Board of Directors and executive officers hold approximately 39.5% of the voting power of the Company’s outstanding voting capital stock as of July 15, 2019. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without the aforementioned consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders.

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

Our Articles of Incorporation authorize the issuance of up to 150,000,000 shares of common stock, $0.001 par value per share, and 10,000,000 shares are designated as “blank check” preferred stock, par value $0.001 per share (the “Preferred Stock”). Our board of directors may choose to issue some or all of such shares, or derivative securities to purchase some or all of such shares, to provide additional financing in the future. In addition, if the Warrant Shares are exercised in full by the Selling Stockholders at the floor exercise price of $0.15, it would result in the issuance of an additional 37,499,996 shares, causing substantial dilution to our current shareholders.

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

Our ability to issue preferred stock may adversely affect the rights of holders of our Common Stock and may make takeovers more difficult, possibly preventing you from obtaining the optimal price for our Common Stock.

Our Articles of Incorporation authorizes the issuance of shares of “blank check” preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the Common Shares. The issuance of preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office is located at 6888 S. Clinton Street, Suite 300, Greenwood Village, CO 80112. The Company also leases space at 5200 West Century Blvd., Los Angeles, CA 90045.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets under the trading symbol “LBUY”. Trading in stocks quoted on the OTC Markets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future. Our common stock commenced trading on April 5, 2017 under the symbol “APVT”.

The following quotations reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Year ended June 30, 2019
	High	Low
Quarter ended June 30, 2019	$1.28	$0.74
Quarter ended March 31, 2019	$1.73	$0.44
Quarter ended December 31, 2018	$2.33	$0.43
Quarter ended September 30, 2018	$2.40	$0.55

	Year ended June 30, 2018
	High	Low
Quarter ended June 30, 2018	$1.85	$1.11
Quarter ended March 31, 2018	$3.15	$1.16
Quarter ended December 31, 2017	$2.40	$0.86
Quarter ended September 30, 2017	$3.82	$1.03

Holders

As of June 30, 2019, there were approximately 15,000 holders of record of our common stock.

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

During the year ended June 30, 2019, the Company issued 367,387 shares of Common Stock to employees and consultants related to the exercise of stock options. The company received $91,847 for the issuance of these shares.

During the year ended June 30, 2019, the Company accepted subscriptions for the issuance of 1,116,738 shares of Common Stock for total subscriptions of $1,045,000 in cash.

During the year ended June 30, 2019, the Company issued 62,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $40,560 and expensed in the accompanying Condensed Consolidated Statements of Operations.

During the year ended June 30, 2019, the Company issued 5,000 shares of Common Stock each to two members of the Board of Director’s for services rendered. These shares were valued at fair market value of $8,130 and expensed in the accompanying Condensed Consolidated Statements of Operations.

On July 2, 2019, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of common stock (the “Shares”), par value $0.001 per share, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement.

As additional consideration for the purchase of the Shares, the Company agreed to issue to the Investors Series A Warrants, Series B Warrants, and Series C Warrants (collectively, the “Warrants”). The number of shares for the Warrants and exercise price of the Warrants is subject to adjustment; provided, however, on each of (i) the 3rd Trading Day following the effective date (the “Effective Date”) of the Registration Statement to be filed by the Company (the “Interim True-Up Date”), and (ii) the 6th Trading Day following the Effective Date (the “Final True-Up Date”), the Exercise Price shall be reduced, and only reduced, to equal the lower of (1) the then Exercise Price and (2) 100% of the lowest VWAP during the 2 Trading Days prior to the Interim True-Up Date or 5 Trading Days prior to the Final True-Up Date, as applicable, immediately following the Effective Date. The Series C Warrants, which are considered pre-funded, allow each Investor to purchase an amount of shares equal to the sum of (a) any shares purchased by the Investor pursuant to the Purchase Agreement that would have resulted in the beneficial ownership of greater than 4.99% of the outstanding common shares of the Company, (b) on the 3rd Trading Day following the Effective Date, if 80% of the lowest VWAP during the 2 Trading Days immediately prior to such date (“Primary Effective Date Price”) is less than $0.624, then a number of shares of Common Stock equal to such Investor’s Purchase Agreement purchase amount divided by the Primary Effective Date Price less any shares of Common Stock (i) issued at the Closing and (ii) issuable pursuant to clause (a) above, if any, and (c) on the 6th Trading Day following the Effective Date, if 80% of the lowest VWAP during the 5 Trading Days immediately prior to such date (“Secondary Effective Date Price”) is less than $0.624, then a number of shares of Common Stock equal to such Holder’s Subscription Amount at the Closing divided by the Secondary Effective Date Price less any shares of common stock (i) issued at the Closing, (ii) issuable pursuant to clause (a) above, if any, (ii) issuable pursuant to clause (b) above, if any. The Series C Warrants are exercisable at a price of $0.001 per share.

The Company issued 29,999,998 shares of common stock for the private placement and the issuance of the Series C Warrants. The Company received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the share. The investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On April 19, 2018, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN Ltd. (“Investor”), a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, whereby the Company sold and the Investor purchased 869,565 shares (the “Initial Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for the purchase price of One Million Dollars ($1,000,000), Additionally, under the SEDA the Company may sell to the Investor up to $5 million of shares of Common Stock over a two-year commitment period. Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly issued shares of its common stock to the Investor at a discount to market of 8% of the lowest daily volume weighted average price during the relevant pricing period. The Company registered the Initial Shares, the Commitment Shares (as defined below), and the shares of Common Stock issuable under the SEDA pursuant to a registration statement under the Securities Act, which became effective on August 1, 2018.

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

On November 6, 2018, Leafbuyer Technologies, Inc. (the “Registrant”), entered into and consummated a Stock Purchase Agreement (the “Agreement”) to acquire all of the issued and outstanding capital stock (the “Purchase Shares”) of Greenlight Technologies, Inc., a Nevada corporation (“Greenlight”) from the Greenlight shareholders (the “Sellers”) in consideration for 2,666,667 shares of the Registrant’s common stock, par value $0.001 per share (the “Common Stock”), cash in the amount of $150,000 at the closing of the Purchase Shares (the “Closing”), an additional payment of $300,000 in cash on or before January 31, 2019, and up to 1,200,000 additional shares of Common Stock as “Incentive Shares” based on certain development goals as set forth in the Agreement.

Business Overview

Leafbuyer.com Platform

The Company’s wholly owned subsidiary, LB Media Group, LLC has evolved and grown from a listing website focused on helping consumers find local cannabis-related retail establishments, into a comprehensive technology company with a suite of marketing tools designed to serve legal cannabis businesses. The Company’s website, Leafbuyer.com, hosts a robust search algorithm similar to Trivago, where consumers can search the database for appealing offers or specific items. In addition to these digital acquisition tools, Leafbuyer provides a loyalty platform, online ordering, and SEO services ultimately aiming to be the “one-stop shop” for businesses in the challenging cannabis industry. Leafbuyer reaches millions of consumers every month and is the official cannabis deals platform LA Weekly, Grasscity, Voice Media Group, and The Stranger.

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

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been estimated by some, will exceed $30 billion in revenue by the year 2020. The founders and board of directors has been, and will continue to be, aggressive in pursuing long-term opportunities.

Leafbuyer’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Results of Operations for the years ended June 30, 2019 versus June 30, 2018

The following table summarizes the results of operations for the years ended June 30, 2019 and 2018:

	Year Ended	Year Ended
	June 30, 2019	June 30, 2018

Sales revenue	$1,789,823	$1,128,245
Cost of sales	-	-
Gross profit	1,789,823	1,128,245

Operating expenses:
Selling expenses	280,961	206,831
General and administrative	7,382,985	3,870,548
Total operating expenses	7,663,946	4,077,379

Loss from operations	(5,874,123)	(2,949,134)

Other income (expense):
Interest expense	(679,543)	(35,541)
Other income	0	5,000
Other income (expense), net	(679,543)	(30,541)

Net loss	$(6,553,666)	$(2,979,675)

Revenues

During the year ended June 30, 2019, we generated $1,789,823 of revenues, compared to revenues of $1,128,245 during the year ended June 30, 2018. The increase of $661,578 or 59% was primarily due to recent expansion of our platform that enables us to sell more to a single customer, increasing our per customer revenue and the initial expansion of our services into additional states. Cash received from customers increased from $1,229,242 to $1,928,917 or 57% increase for the period. However, the growth in GAAP basis revenue was lower due solely to the timing of recognition of deferred revenue. Our market penetration is still below 25% in Colorado and less than 1% in other states. Management expects to have continued high quarter over quarter revenue growth as we expand our platform and our geographical service area.

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

Expenses

During the year ended June 30, 2019, we incurred total expenses of $7,663,946, including $7,382,985 in general and administrative expenses, and $280,961 in selling expenses. During the year ended June 30, 2018, we incurred total expenses of $4,077,379, including $3,870,548 in general and administrative expenses, and $206,831 in selling expenses. The increase of $3,586,567 or 88% was primarily due to the expansion of our sales and account management team, our overall marketing of our services and $2,285,543 in stock-based compensation for employees and contractors during the year ended June 30, 2019. Management does not expect the general and administrative expenses to continue to increase as management focuses on getting current operations to positive cash flow.

Net Loss

During the year ended June 30, 2019 we incurred a net loss of $6,553,666, compared to a net loss of $2,979,675 for the year ended June 30, 2018.

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

At June 30, 2019 we had $181,647 in cash and cash equivalents. Our cash flows from operating, investing and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year Ended June 30,
	2019	2018
Net cash used in operating activities	$(2,888,580)	$(1,627,926)
Net cash used in investing activities	$(922,558)	$-
Net cash provided by financing activities	$3,616,847	$1,839,184
Net change in cash and cash equivalents	$(194,291)	$211,258

As of June 30, 2019, we had $181,647 in cash and cash equivalents, $129,323 in prepaid expenses and deposits, $3,534,174 in fixed assets, $530,968 in accrued liabilities, $275,624 in deferred revenue and had a working capital deficit of $2,897,850. We are dependent on funds raised through equity financing. Our cumulative net loss of $10,491,876 was funded by equity financing. During the year ended June 30, 2019, we have raised gross proceeds of $1,136,847 in cash from the sale of our securities. We anticipate that we will incur substantial losses for the foreseeable future.

During the year ended June 30, 2019, we used $2,888,580 in operating activities. During the year ended June 30, 2018, we used $1,627,926 from operating activities. Our increase in cash spending on operating activities during the year ended June 30, 2019 was primarily due to the large incremental costs of becoming a public entity, combined with additional costs incurred as our business grew. Specifically, payroll costs grew rapidly during the year ended June 30, 2019.

During the year ended June 30, 2019, we used $922,558 in investing activities, primarily related to the enhancements of our software as opposed to engaging in no investing activities during the year ended June 30, 2018.

Net cash flow provided by financing activities for the years ended June 30, 2019 and 2018 was approximately $3,616,847 and $1,839,184, respectively.

Our decrease in cash and cash equivalents for the year ended June 30, 2019 was due to the increase in the net loss and the cash used in investing activities, partially offset by the cash provided by financing activities.

During the year ended June 30, 2019, our monthly cash requirements to fund our operating activities, was approximately $150,000, compared to approximately $85,000 during the year ended June 30, 2018. In the absence of the continued sale of our common and preferred stock or advances from related parties, our cash of $181,647 as of June 30, 2019 is insufficient to cover our current monthly burn rate for three months and to pay our accrued liabilities balance of $530,968.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and/or the private placement of common stock. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months from the issuance of this annual report.

Future Financings

On July 2, 2019, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell directly to the Investors in a private offering (the “Offering”). The Company issued 29,999,998 shares of common stock for the private placement and the exercise of the Series C Warrants. The Company received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the share. The investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share.

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

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” which is effective as of the annual reporting period beginning after December 15, 2017 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at July 1, 2018.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended June 30, 2019.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company had no audit committee. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2019. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2019, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

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

We will attempt to implement the remediation efforts set out herein by the end of the 2020 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for years ended June 30, 2019 and 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since

Kurt Rossner	50	Chairman, Chief Executive Officer and President	March 23, 2017
Mark Breen	47	Chief Financial Officer and Director	March 23, 2017
Michael Goerner	50	Treasurer, Chief Technology Officer and Director	March 23, 2017
J Jeffrey Rudolf	57	Director	October 15, 2018
Kristin Baca	49	Director	October 15, 2018

Kurt Rossner, 50, Co-Founder, Chairman and Chief Executive Officer

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

Mark Breen, 47, Co-Founder, Director and Chief Financial Officer

Prior to Co-founding LB Media Group in May 2013, Mr. Breen served in various Sales Executive positions at CBS Corporation from Oct 2010 to October of 2013. Mr. Breen heads up the Company’s sales and market expansion strategy. He has worked in various sales, operation and management positions within Tribune Broadcasting, Gannett and CBS in both Chicago and Denver over his 20-year career. Mr. Breen earned a Bachelor of Arts Degree in Broadcasting from Western Illinois University

Michael Goerner, 50, Co-Founder, Director and Chief Technology Officer

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

Jeffrey Rudolf, 57, Director

Mr. Rudolph is a Certified Public Accountant. He began his accounting career at Coopers & Lybrand, LLP from 1983 to 1994, where he was a staff then manager in the Corporate Finance Group (Merger & Acquisition Practice). From 1994 to 1997, he was the Managing Director of Finance and Operations for Intelligent Electronics, Inc. From 1997 to 2003, he was employed by SSDS Inc./Knowledge Workers, Inc., a leading provider of client/server and web-based network integration services. He served on the Board of Directors, as Executive Vice President, Chief Operations Officer and Chief Financial Officer throughout his time there. From 2003 to 2005, he was the Executive Vice President and Chief Financial Officer at Entrust Financial Services, Inc., a publicly traded company focused on wholesale mortgage banking and full-service mortgage lender. In 2005 he was also the President and Chief Executive Officer of the company. From 2005 to 2007, Mr. Rudolph was the Executive Vice President and Chief Financial Officer of Stonecreek Funding Investment Corp., a national private equity firm focused on acquiring portfolio companies in the residential mortgage sector. From 2009 to 2010, Mr. Rudolph was the President and Chief Executive Officer of American Civil Constructors Holdings, Inc. one of the nation’s premier construction and maintenance companies with comprehensive services including the Civil, Marine and Landscape industries. Mr. Rudolph is currently the founder and General Partner of the CFO Advisory Group, a company that specializes in providing CFO services to companies who need assistance in finding solutions to their business challenges. Mr. Rudolph earned his Master’s in Business Administration from the University of Denver and a Bachelor of Arts degree in Accounting from Wittenberg University.

Kristin Baca, 49, Director

Ms. Baca has served in various financial roles during her career. From 1998 to 1999, she was the Regional Finance Director of Countrywide Home Loans. She was responsible for monthly and quarterly reporting, interpretation of financial results, development and analysis of analytical models and evaluation of growth opportunities and resource needs. From 1999 to 2006, Ms. Baca served as the Vice President of Business/Financial for ACS. She ensured accountability, integrity and reliability of financial systems and controls as well as oversaw the activities of 35 cost centers. Ms. Baca partnered with the acquisitions department on due diligence, modeling and strategic analysis and planning. From 2006 to 2009, Ms. Baca was the Vice President and Transition Executive Payroll Shared Services at ACS. In this role, she optimized functions by creating and executing global payroll shared service models and was integral in driving enterprise goals and objectives by implementing global operational plans and resource optimization. From 1999 to 2012, she served as the Vice President of Global Technology Operations at Xerox. She managed the 1,300 employees, drove divisional objectives, boosted performance and captured both revenue and profit improvements by innovative initiatives. From 2012 to 2013, Ms. Baca was the Executive Vice and Chief Operating Officer of Healthplan Services, Inc. While there, she orchestrated top-performing, customer focused operations, encompassing member services, enrollment and billing and call center operations. Currently, Ms. Baca is the Senior Vice President of Strategy and Global Operations at Xerox/Conduent. She is responsible for leadership, staffing and budgeting for strategy, development and planning, project planning and management, client delivery and analytical review. Ms. Baca has a Master of Business Administration from Regis University and a Bachelor of Science and Arts in Finance with a minor in Economics from the University of Colorado.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2019 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met three times during the year ended June 30, 2019.

The Audit Committee is presently composed of three members, two independent directors and one non-independent director: Jeffrey Rudolf, Kristin Baca and Kurt Rossner. The Board of Directors has determined that both Jeffrey Rudolf and Kristin Baca are considered “audit committee financial experts” (as defined by rules of the SEC) and that each of the “audit committee financial expert’s” meet the independence criteria.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the fiscal years ended June 30, 2019, 2018 and 2017.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation
Kurt Rossner Chief Executive Officer and Director	2019	110,000	-	-	-	-	-	-	110,000
	2018	83,615	-	-	1,277,000	-	-	-	1,360,615
	2017	26,334	200,000	-	-	-	-	-	226,334

Mark Breen Chief Financial Officer, Director	2019	110,000	-	-	-	-	-	-	-
	2018	83,615	-	-	1,277,000	-	-	-	1,360,615
	2017	26,334	200,000	-	-	-	-	-	226,334

Micheal Goener, Treasurer, Director	2019	-	-	-	-	-	-	-	-
	2018	83,615	-	-	1,277,000	-	-	-	1,360,615
	2017	26,334	200,000	-	-	-	-	-	226,334

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board that it is appropriate for us not to have such a committee because of our size and because the Board participates in the consideration of executive compensation. None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving on our Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of July 15, 2019 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of July 15, 2019, there were 55,038,137 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of July 31, 2019.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Kurt Rossner(3)	7,250,012	13.2%
Mark Breen(3)	7,250,012	13.2%
Michael Goerner(3)	7,250,012	13.2%
Jeffrey Rudolf	5,000	*
Kristin Baca	5,000	*
All officers and directors as a group (five persons)	21,760,036	39.5%
5% Beneficial Owners:
Anson Investments Master Fund LP(4)	8,112,980	14.7%
Hudson Bay Master Fund LTD(5)	8,112,980	14.7%

__________

*	less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)

Applicable percentage ownership is based on 55,038,137 shares of common stock outstanding as of July 15, 2019 together with securities exercisable or convertible into shares of common stock within 60 days of July 15, 2019, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of July 15, 2019, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

Excludes 108,109 shares of Series A Preferred Stock and 200,000 options granted pursuant to the Issuer’s 2017 Equity Incentive Plan. The Series A Shares are convertible into the greater of one share of Common Stock or a number of shares of Common Stock so that the Series A holders would hold 55% of the number of outstanding shares of Common Stock. The Series A Shares vote on an “as-converted” basis.

(4)

Includes 3,605,769 shares of Common Stock, 3,605,769 common shares underlying Series A Warrants and 901,442 common shares underlying Series B Warrants, which have been issued, assuming an exercise price of $0.624, or 14,999,999 Common Shares, 14,999,999 common shares underlying Series A Warrants, and 3,749,999 common shares underlying Series B Warrants, assuming a floor reset price of the Common Shares and a floor reset exercise price of the Warrants of $0.15 per share. The Series A and Series B Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. The Series C Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such exercise. Anson Advisors Inc., and Anson Funds Management LP, the Co-Investment Advisers of Anson Investments Master Fund LP, hold voting and dispositive power over the Common Shares held by Anson. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these Common Shares except to the extent of their pecuniary interest therein. The principal business address of Anson is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(5)

Includes 3,605,769 shares of Common Stock, 3,605,769 common shares underlying Series A Warrants and 901,442 common shares underlying Series B Warrants, which have been issued, assuming an exercise price of $0.624, or 14,999,999 Common Shares, 14,999,999 common shares underlying Series A Warrants, and 3,749,999 common shares underlying Series B Warrants, assuming a floor reset price of the Common Shares and a floor reset exercise price of the Warrants of $0.15 per share. The Warrants do not allow for an exercise that would result in the beneficial ownership of greater than 9.99% of the outstanding common shares of the Company immediately after giving effect to the exercise. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 2, 2019, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of common stock (the “Shares”), par value $0.001 per share, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement.

As additional consideration for the purchase of the Shares, the Company agreed to issue to the Investors Series A Warrants, Series B Warrants, and Series C Warrants (collectively, the “Warrants”). The number of shares for the Warrants and exercise price of the Warrants is subject to adjustment; provided, however, on each of (i) the 3rd Trading Day following the effective date (the “Effective Date”) of the Registration Statement to be filed by the Company (the “Interim True-Up Date”), and (ii) the 6th Trading Day following the Effective Date (the “Final True-Up Date”), the Exercise Price shall be reduced, and only reduced, to equal the lower of (1) the then Exercise Price and (2) 100% of the lowest VWAP during the 2 Trading Days prior to the Interim True-Up Date or 5 Trading Days prior to the Final True-Up Date, as applicable, immediately following the Effective Date. The Series C Warrants, which are considered pre-funded, allow each Investor to purchase an amount of shares equal to the sum of (a) any shares purchased by the Investor pursuant to the Purchase Agreement that would have resulted in the beneficial ownership of greater than 4.99% of the outstanding common shares of the Company, (b) on the 3rd Trading Day following the Effective Date, if 80% of the lowest VWAP during the 2 Trading Days immediately prior to such date (“Primary Effective Date Price”) is less than $0.624, then a number of shares of Common Stock equal to such Investor’s Purchase Agreement purchase amount divided by the Primary Effective Date Price less any shares of Common Stock (i) issued at the Closing and (ii) issuable pursuant to clause (a) above, if any, and (c) on the 6th Trading Day following the Effective Date, if 80% of the lowest VWAP during the 5 Trading Days immediately prior to such date (“Secondary Effective Date Price”) is less than $0.624, then a number of shares of Common Stock equal to such Holder’s Subscription Amount at the Closing divided by the Secondary Effective Date Price less any shares of common stock (i) issued at the Closing, (ii) issuable pursuant to clause (a) above, if any, (ii) issuable pursuant to clause (b) above, if any. The Series C Warrants are exercisable at a price of $0.001 per share.

The Company issued 29,999,998 shares of common stock for the private placement and the issuance of the Series C Warrants. The Company received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the share. The investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share.

Related Person Transaction Policy

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

Director Independence

We currently use NASDAQ’s general definition for determining director independence, which states that “independent director” means a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, that, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. Currently, two of the directors, Jeffrey Rudolf and Kristin Baca, meet this definition of independence.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended June 30, 2019 and 2018, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2019 ($)	Year Ended June 30, 2018 ($)
Audit fees	$42,120	$29,160
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$42,120	$29,160

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2019.

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

Date: September 24, 2019	LEAFBUYER TECHNOLOGIES, INC.

	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Kurt Rossner	Chief Executive Officer, Director	September 24, 2019
Kurt Rossner	(Principal Executive Officer)

/s/ Mark Breen	Chief Financial Officer, Director	September 24, 2019
Mark Breen	(Principal Financial and Accounting Officer)

/s/ Michael Goerner	Chief Technology Officer, Director	September 24, 2019
Michael Goerner

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Leafbuyer Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leafbuyer Technologies, Inc. and its subsidiary (“the Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with generally accepted accounting principles in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ B F Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, Colorado

September 24, 2019

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$181,647	$375,938
Accounts receivable (net of allowance for doubtful accounts of $53,815 and $6,617, respectively)	68,821	8,279
Inventory	1,230	3,530
Prepaid expenses and other current assets	129,323	172,566
Total current assets	381,021	560,313
Noncurrent assets:
Fixed assets, net	3,534,174	873
Total assets	$3,915,195	$561,186

LIABILITIES AND EQUITY
Current liabilities:
Accounts Payable	$290,032	$290,783
Accrued liabilities	530,968	66,087
Deferred revenue	275,624	156,530
Debt, current	2,182,247	805,684
Total current liabilities	3,278,871	1,319,084
Total liabilities	3,278,871	1,319,084

Commitments and contingencies (Note 6)	-	-

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding for class A convertible preferred stock and 1,120,000 and 1,120,000 shares issued and outstanding for class B convertible preferred stock at June 30, 2019 and June 30, 2018, respectively	4,120	4,120
Common stock, $0.001 par value; 150,000,000 shares authorized; 47,914,967 shares issued and outstanding at June 30, 2019 and 42,661,228 shares issued and outstanding at June 30, 2018, respectively	47,915	42,661
Additional paid in capital	11,076,165	3,133,531
Accumulated deficit	(10,491,876)	(3,938,210)
Total equity (deficit)	636,324	(757,898)
Total liabilities and equity	$3,915,195	$561,186

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years Ended June 30,
	2019	2018

Sales revenue	$1,789,823	$1,128,245
Cost of sales	-	-
Gross profit	1,789,823	1,128,245

Operating expenses:
Selling expenses	280,961	206,831
General and administrative	7,382,985	3,870,548
Total operating expenses	7,663,946	4,077,379

Loss from operations	(5,874,123)	(2,949,134)

Other income (expense):
Interest expense	(679,543)	(35,541)
Other income	-	5,000
Other income (expense), net	(679,543)	(30,541)

Net loss	$(6,553,666)	$(2,979,675)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	44,900,459	39,905,933

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,553,666)	$(2,979,675)
Adjustments to reconcile net income to net cash used in operating activities
Stock based compensation	2,285,543	810,962
Stock issued for services	48,690	280,850
Amortization of note payable discount	573,371	-
Depreciation	389,257	627
Changes in assets and liabilities:
Accounts receivable	(60,542)	(8,279)
Inventory	2,300	(3,530)
Prepaid expenses and other	43,243	(141,699)
Accounts payable and accrued liabilities	(751)	311,821
Other assets and liabilities, net	383,975	100,997
Net cash used in operating activities	(2,888,580)	(1,627,926)

Cash flows from investing activities:
Intangible assets	(922,558)	-
Net cash provided by (used in) investing activities	(922,558)	-

Cash flows from financing activities:
Proceeds from issuance of stock	1,136,847	1,033,500
Proceeds from issuance of debts	2,700,000	805,684
Repayment of debt	(220,000)	-
Net cash provided by financing activities	3,616,847	1,839,184

Net change in cash and cash equivalents	(194,291)	211,258
Cash and cash equivalents, beginning of period	375,938	164,680
Cash and cash equivalents, end of period	$181,647	$375,938

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Conversion of preferred stock	$-	$2,880
Issuance of common stock for acquisition of intangible assets	$2,800,000	$-
Issuance of common stock for conversion of notes payable and accrued interest	$460,336	$-

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Equity

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

June 30, 2017	7,000,000	$7,000	38,000,663	$38,000	$1,010,000	$(958,535)	$96,465

Issuance of common stock for cash	-	-	1,589,565	1,590	1,018,410	-	1,020,000
Stock based compensation	-	-	-	-	810,962	-	810,962
Issuance of common stock in conversion of preferred stock	(2,880,000)	(2,880)	2,880,000	2,880	-	-	-
Issuance of common stock for services	-	-	137,000	137	280,713	-	280,850
Issuance of common stock for exercise of options	-	-	54,000	54	13,446	-	13,500
Net loss	-	-	-	-	-	(2,979,675)	(2,979,675)

June 30, 2018	4,120,000	$4,120	42,661,228	$42,661	$3,133,531	$(3,938,210)	$(757,898)

Issuance of common stock for exercise of options	-	-	367,387	367	91,480	-	91,847
Stock based compensation	-	-	-	-	2,285,543	-	2,285,543
Issuance of warrant for convertible note payable	-	-	-	-	257,171	-	257,171
Issuance of common stock in conversion of notes payable and accrued interest	-	-	123,324	123	119,800	-	119,923
Issuance of common stock for cash	-	-	1,116,738	1,117	1,043,883	-	1,045,000
Issuance of common stock for services	-	-	72,000	72	48,618	-	48,690
Issuance of common stock for acquisition	-	-	2,916,667	2,917	2,797,083	-	2,800,000
Beneficial Conversion Feature of Notes Payable	-	-	-	-	839,378	-	839,378
Issuance of common stock for convertible note payable	-	-	657,623	658	459,678	-	460,336

Net loss	-	-	-	-	-	(6,553,666)	(6,553,666)

June 30, 2019	4,120,000	$4,120	47,914,967	$47,915	$11,076,165	$(10,491,876)	$636,324

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

As a result of the reorganization and name change discussed later, Leafbuyer Technologies, Inc. (“Leafbuyer”) became the publicly quoted parent holding company with LB Media becoming a wholly owned subsidiary of Leafbuyer. Upon consummation of the Agreement, Leafbuyer common stock was deemed to be registered under Section 12(b) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Leafbuyer is the successor issuer to AP.

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

Going Concern

As shown in the accompanying financial statements, we had an equity balance of $636,324 and a working capital balance of ($2,897,850) as of June 30, 2019. We reported a net loss of $6,553,666 for the year ended June 30, 2019, and we anticipate our monthly cash requirements to fund our operating activities to be approximately $150,000. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, and debt are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

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

Revenue Recognition

The Company follows the guidance of the Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers” which is effective as of the annual reporting period beginning after December 15, 2017 using either of two methods: (1) retrospective application of Topic 606 to each prior reporting period presented with the option to elect certain practical expedients as defined within Topic 606 or (2) retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We adopted Topic 606 pursuant to the method (2) and we determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at July 1, 2018.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit, and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2019 and 2018, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of June 30, 2019 and 2018, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that there was a $53,815 and $6,617 allowance required for the years ended June 30, 2019 and 2018, respectively. The Company does not accrue interest on past due receivables.

Inventory

Inventory consists of merchandise and is stated at the lower of cost, determined by last-in, first-out method or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At June 30, 2019 and 2018, the Company had $1,230 and $3,530 of inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at June 30, 2019 and 2018.

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

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended June 30, 2018 to conform to the presentation as of and for the year ended June 30, 2019.

Internal Use Software

The Company capitalizes certain development costs related to upgrades and enhancements to its cloud commerce platform when it is probable the expenditures will result in additional functionality. Such development costs are capitalized when the preliminary project stage is completed and it is probable that the project will be completed and the software will be used to perform the function intended. These capitalized costs include external direct costs of services consumed in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs cease once the project is substantially complete and the software is ready for its intended purpose. Post configuration training and maintenance costs are expensed as incurred. Capitalized internal use software costs are recorded as part of fixed assets and amortized using a straight-line method, over the estimated useful life of the software, generally three to seven years, commencing when the software is ready for its intended use.

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of June 30, 2019 and 2018, there were no impairments of intangible assets.

Convertible Debt and Securities

The Company follows beneficial conversion feature guidance in ASC 470-20, which applies to convertible stock as well as convertible debt. A beneficial conversion feature is defined as a nondetachable conversion feature that is in the money at the commitment date. The beneficial conversion feature guidance requires recognition of the conversion option's in-the-money portion, the intrinsic value of the option, in equity, with an offsetting reduction to the carrying amount of the instrument. The resulting discount is amortized as interest over the life of the instrument, if a stated maturity date exists, or to the earliest conversion date, if there is no stated maturity date. If the earliest conversion date is immediately upon issuance, the expense must be recognized at inception. When there is a subsequent change to the conversion ratio based on a future occurrence, the new conversion price may trigger the recognition of an additional beneficial conversion feature on occurrence.

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

Earnings or Loss per Share

Basic earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding for the years ended June 30, 2019 and 2018.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the years ended June 30, 2019 and 2018.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2019, the Company had approximately $10,818,000 of net operating loss carry forward that was unrecognized tax benefits.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2019, other than as disclosed in Note 6.

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and the net operating loss incurred after December 31, 2017 can be carried forward indefinitely and the two year net operating loss carried back was eliminated (prohibited).

Recently Issued Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The standard will be effective for the Company for the fiscal year beginning July 1, 2019. The adoption of this standard will increase assets and liabilities by approximately $409,900, which will be accreted over the remainder of the lease agreements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard will be effective for the Company in the first quarter of 2020. The adoption of this standard does not have a material impact on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for non-employee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective in the first quarter of fiscal year 2019, although early adoption is permitted. The adoption of this standard does not have a material impact on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15,2019, including interim periods within those fiscal years. The effect of the adoption of this pronouncement to the Company was immaterial.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 3 — Property and Equipment

Property and equipment consist of the following:

	June 30, 2019	June 30, 2018

Software platform	$3,922,558	$-
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(389,884)	(627)
Property and equipment, net	$3,534,174	$873

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,666,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. The additional Incentive Shares is approximately $1,152,000. During the year ended June 30, 2019 the Company capitalized approximately $912,558 of software enhancements.

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

During the year ended June 30, 2019, the Company capitalized approximately $3.9 million of software acquisition costs. Amortization expense related to internal use software totaled $388,752 during the year ended June 30, 2019. There was no software capitalized or amortized during the year end June 30, 2018.

During the years ended June 30, 2019 and 2018, the Company expensed approximately $212,209 and $499,876, respectively.

Note 4— Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2019. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2019.

On April 19, 2018, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN Ltd. (“Investor”), a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, whereby the Company sold and the Investor purchased 869,565 shares (the “Initial Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) for the purchase price of One Million Dollars ($1,000,000), Additionally, under the SEDA the Company may sell to the Investor up to $5 million of shares of Common Stock over a two-year commitment period. Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly issued shares of its common stock to the Investor at a discount to market of 8% of the lowest daily volume weighted average price during the relevant pricing period. The Company is obligated to register the Initial Shares, the Commitment Shares (as defined below), and the shares of Common Stock issuable under the SEDA pursuant to a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).

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

Series A Convertible Preferred Stock was originally convertible into 3,000,000 common shares based on the total outstanding equity as of March 23, 2017. As of June 30, 2019, the Series A Convertible Preferred Stock would be convertible into approximately 5,371,630 common shares, based on 47,914,967 common shares outstanding as of June 30, 2019. The Series B Convertible Preferred Stock is convertible into 1,480,000 common shares.

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

During the year ended June 30, 2018, the Company issued 137,000 shares of Common Stock to vendor’s for services rendered. These shares were valued at fair market value of $280,850 and expensed in the accompanying Consolidated Statements of Operations.

During February 2018, the Company entered into two promissory notes with an investor of the Company in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively. Each of the notes have an original issue discount of $3,000 and $9,000, respectively that is being amortized to interest expense over the term of the notes. The principle and interest were converted into common stock and the Company issued 123,324 shares of Common Stock in full satisfaction of the note on September 24, 2018.

During the year ended June 30, 2019, the Company issued 367,387 shares of Common Stock to employees and consultants related to the exercise of stock options. The Company received $91,847 for the issuance of these shares.

During the year ended June 30, 2019, the Company accepted subscriptions for the issuance of 1,116,738 shares of Common Stock for total subscriptions of $1,045,000 in cash.

During the year ended June 30, 2019, the Company issued 62,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $40,560 and expensed in the accompanying Consolidated Statements of Operations.

During the year ended June 30, 2019, the Company issued a total of 10,000 shares of Common Stock to two members of the Board of Directors for services rendered. These shares were valued at fair market value of $8,130 and expensed in the accompanying Consolidated Statements of Operations.

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

On September 28, 2017, the Company entered into a promissory note with an investor of the Company in the amount of $200,000. The note bears no interest and was payable in full on September 30, 2018. In addition, on December 20, 2017, the Company entered into a promissory note with the same investor of the Company in the amount of $150,000. During January 2018, the Company entered into a note with an investor of the Company in the amount of $224,000 in exchange for $200,000. As of December 31, 2018, the discount was fully amortized. The notes bear interest at 12% and were payable in full in July 2018. As of June 30, 2019, the amounts were fully repaid to the investor.

During February 2018, the Company entered into two promissory notes with an investor of the Company in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively. Each of the notes have an original issue discount of $3,000 and $9,000, respectively that was amortized to interest expense over the term of the notes. The principle and interest were converted into 123,324 shares of Common Stock in full satisfaction of the notes.

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

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The cash for this Convertible Note was received prior to September 30, 2018. As of April 15, 2019, the investor has agreed to extend the Convertible Note for six months to September 2019.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $880,000 in exchange for $800,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 400,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. One investor has agreed to extend the Convertible Note of $220,000 to September 2019, while the other investors have agreed to convert notes with a face value of $660,000 and accrued interest into 987,641 shares of the Company’s common stock.

During the period ended March 31, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in twelve equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. If the Company defaults on the Notes, the interest is increased to 15% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market price.

The Company recognized $679,678 and $35,598 of interest expense for the years ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and 2018, accrued interest on the above notes was $118,193 and $11,885, respectively.

Notes payable and long-term debt outstanding as of June 30, 2019 and 2018 are summarized below:

	Maturity Date	June 30, 2019	June 30, 2018
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $14,320, respectively	August 8, 2019	$150,000	$146,320
12% $112,000 Convertible Note Payable, net of unamortized discount of $0 and $9,365, respectively	August 8, 2018	—	109,364
12% $200,000 Convertible Note Payable	September 30, 2018	—	200,000
10% $440,000 Convertible Note Payable, net of unamortized discount of $28,589	September 24, 2019	411,411	—
10% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	September 24, 2019	205,705	—
10% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	September 24, 2019	205,705	—
7% $426,667 Convertible Note Payable, net of unamortized discount of $314,401	August 15, 2020	112,266	—
7% $106,667 Convertible Note Payable, net of unamortized discount of $78,601	August 15, 2020	28,066	—
7% $213,333 Convertible Note Payable, net of unamortized discount of $153,786	September 20, 2020	59,547	—
7% $213,333 Convertible Note Payable, net of unamortized discount of $153,786	September 20, 2020	59,547	—
5% Note Payable	Due on Demand	600,000	—
5% Note Payable	Due on Demand	350,000	350,000
Total notes payable		2,182,247	805,684
Less current portion of notes payable		2,182,247	805,684
Notes payable, less current portion		$—	$—

Note 6 — Commitments and Contingencies

The Company leases office space. Future minimum lease payments are as follows:

June 30, 2020	$171,727
June 30, 2021	$125,419
June 30, 2022	$70,842

The Company does not have a concentration of revenues from any individual customer (less than 10%).

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of June 30, 2019, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 — Stock Based Compensation

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

The following table reflects the continuity of stock options for the years ended June 30, 2019 and 2018:

A summary of stock option activity is as follows:

	June 30, 2019	June 30, 2018

Number of options outstanding:
Beginning of year	4,145,735	-
Granted	1,537,152	4,398,935
Exercised, converted	(367,387)	(54,000)
Forfeited / exchanged / modification	(716,677)	(199,200)

End of period	4,598,823	4,145,735

Number of options exercisable at end of period	763,453	1,181,435
Number of options available for grant at end of period	4,562,408	764,565

Weighted average option prices per share:
Granted during the period	$0.69	$0.25
Exercised during the period	$0.26	$0.25
Terminated during the period	$0.45	$0.25
Outstanding at end of period	$0.37	$0.25
Exercisable at end of period	$0.32	$0.25

The average fair value of stock options granted was estimated to be $0.88 per share for the period ended June 30, 2019. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2019	2018

Expected option life (years)	3 - 5	2.5-3
Expected stock price volatility	147%-170%	144%
Expected dividend yield	—%	—%
Risk-free interest rate	2.35%-3.01%	2.31%-2.78%

Stock-based compensation expense attributable to stock options was approximately $2,285,543 for the year ended June 30, 2019. As of June 30, 2019, there was approximately $3,098,667 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Stock-based compensation expense attributable to stock options was approximately $810,962 for the year ended June 30, 2018. As of June 30, 2018, there was approximately $4,948,460 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At June 30, 2019, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	86,957	3,11	$1.15
Warrants-Issued with Convertible Notes	600,000	4.24	$0.75
Total	686,957

Note 8 — Subsequent Events

On July 2, 2019, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of common stock (the “Shares”), par value $0.001 per share, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement.

As additional consideration for the purchase of the Shares, the Company agreed to issue to the Investors Series A Warrants, Series B Warrants, and Series C Warrants (collectively, the “Warrants”). The number of shares for the Warrants and exercise price of the Warrants is subject to adjustment; provided, however, on each of (i) the 3rd Trading Day following the effective date (the “Effective Date”) of the Registration Statement to be filed by the Company (the “Interim True-Up Date”), and (ii) the 6th Trading Day following the Effective Date (the “Final True-Up Date”), the Exercise Price shall be reduced, and only reduced, to equal the lower of (1) the then Exercise Price and (2) 100% of the lowest VWAP during the 2 Trading Days prior to the Interim True-Up Date or 5 Trading Days prior to the Final True-Up Date, as applicable, immediately following the Effective Date. The Series C Warrants, which are considered pre-funded, allow each Investor to purchase an amount of shares equal to the sum of (a) any shares purchased by the Investor pursuant to the Purchase Agreement that would have resulted in the beneficial ownership of greater than 4.99% of the outstanding common shares of the Company, (b) on the 3rd Trading Day following the Effective Date, if 80% of the lowest VWAP during the 2 Trading Days immediately prior to such date (“Primary Effective Date Price”) is less than $0.624, then a number of shares of Common Stock equal to such Investor’s Purchase Agreement purchase amount divided by the Primary Effective Date Price less any shares of Common Stock (i) issued at the Closing and (ii) issuable pursuant to clause (a) above, if any, and (c) on the 6th Trading Day following the Effective Date, if 80% of the lowest VWAP during the 5 Trading Days immediately prior to such date (“Secondary Effective Date Price”) is less than $0.624, then a number of shares of Common Stock equal to such Holder’s Subscription Amount at the Closing divided by the Secondary Effective Date Price less any shares of common stock (i) issued at the Closing, (ii) issuable pursuant to clause (a) above, if any, (ii) issuable pursuant to clause (b) above, if any. The Series C Warrants are exercisable at a price of $0.001 per share.

The Company issued 29,999,998 shares of common stock for the private placement and the issuance of the Series C Warrants. The Company received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the share. The investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share.

The Company has evaluated subsequent events through September 18, 2019 and has not identified any other items requiring additional disclosure.

