Form 10-Q
period 2019-09-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2019-11-12
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

______________________________________________________________

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES  ☐ NO

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading	Name of each exchange on which registered Symbol(s)
None	None	None

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 11, 2019, the Registrant had 78,568,584 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

 LEAFBUYER TECHNOLOGIES INC.

CONDENSED CONSOLDIATED BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,550,615	$181,647
Accounts receivable (net of allowance for doubtful accounts of $7,452 and $53,815, respectively)	49,547	68,821
Inventory	622	1,230
Prepaid expenses and other current assets	104,466	129,323
Total current assets	2,705,250	381,021
Noncurrent assets:
Fixed assets (net of accumulated depreciation and amortization of $552,802 and $389,257, respectively)	3,564,531	3,534,174
Right of use assets	367,741	-
Total assets	$6,637,522	$3,915,195

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$298,875	$290,032
Accrued liabilities	432,547	530,968
Deferred revenue	355,079	275,624
Debt, current	1,743,401	2,182,247
Total current liabilities	2,829,902	3,278,871

Lease obligation	367,741	-

Total liabilities	3,197,643	3,278,871

Commitments and contingencies (Note 6)	-	-

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding for class A convertible preferred stock and 1,120,000 and 1,120,000 shares issued and outstanding for class B convertible preferred stock at September 30, 2019 and June 30, 2019, respectively	4,120	4,120
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,581,632 shares issued and outstanding at September 30, 2019 and 47,914,967 shares issued and outstanding at June 30, 2019	78,582	47,915
Additional paid in capital	15,951,595	11,076,165
Accumulated deficit	(12,594,418)	(10,491,876)
Total equity	3,439,879	636,324
Total liabilities and equity	$6,637,522	$3,915,195

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,
	2019	2018

Sales revenue	$490,235	$387,517
Cost of sales	-	-
Gross profit	490,235	387,517

Operating expenses:
Selling expenses	87,601	75,196
General and administrative	915,174	702,829
Personnel expenses	728,858	403,221
Stock based compensation expense	605,709	598,076
Total operating expenses	2,337,342	1,779,322

Loss from operations	(1,847,107)	(1,391,805)

Other income (expense):
Interest expense	(255,435)	(37,098)
Other income	-	-
Other income (expense), net	(255,435)	(37,098)

Net loss	$(2,102,542)	$(1,428,903)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	67,140,809	42,736,945

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2019	4,120,000	$4,120	47,914,967	$47,915	$11,076,165	$(10,491,876)	$636,324

Issuance of common stock for cash	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	30,299,998	30,300	4,007,588	-	4,037,888

Stock based compensation	-	-	-	-	605,709	-	605,709

Issuance of common stock for acquisition	-	-	366,667	367	262,133	-	262,500

Net loss	-	-	-	-	-	(2,102,542)	(2,102,542)

Balance, September 30, 2019	4,120,000	$4,120	78,581,632	$78,582	$15,951,595	$(12,594,418)	$3,439,879

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2018	4,120,000	$4,120	42,661,228	$42,661	$3,133,531	$(3,938,210)	$(757,898)

Issuance of common stock for exercise of options	-	-	86,000	86	21,414	-	21,500

Stock based compensation	-	-	-	-	598,076	-	598,076

Issuance of common stock in conversion of notes payable and accrued interest	-	-	123,324	123	119,800	-	119,923

Issuance of common stock for convertible note payable			-	-	85,724	-	85,724

Net loss	-	-	-	-	-	(1,428,903)	(1,428,903)

Balance, September 30, 2018	4,120,000	$4,120	42,870,552	$42,870	$3,958,545	$(5,367,113)	$(1,361,578)

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,102,542)	$(1,428,903)
Adjustments to reconcile net income to net cash used in
operating activities:
Stock based compensation	605,709	598,076
Provision of bad debt expenses	7,452	17,728
Amortization of note payable discount	206,459	36,306
Depreciation and amortization	162,918	126
Changes in assets and liabilities:
Accounts receivable	11,822	(39,823)
Inventory	608
Prepaid expenses and other	24,857	21,953
Accounts payable and accrued liabilities	252,377	180,424
Net cash used in operating activities	(830,340)	(614,113)

Cash flows from investing activities:
Capitalized software	(193,275)	-
Net cash provided by used in investing activities	(193,275)	-

Cash flows from financing activities:
Procceeds from issuance of stock	4,037,888	21,500
Procceeds from issuance of debts	-	400,000
Repayment of debt	(645,305)	-
Net cash provided by financing activities	3,392,583	421,500

Net change in cash and cash equivalents	2,368,968	(192,613)
Cash and cash equivalents, beginning of period	181,647	375,938
Cash and cash equivalents, end of period	$2,550,615	$183,325

Cash paid for interest	$8,619	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Conversion of debt and interest	$-	$119,923
Issuance of common stock for accrued expenses	$262,500	$-

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

As a result of the reorganization and name change discussed later, Leafbuyer Technologies, Inc. (“Leafbuyer”) became the publicly quoted parent holding company with LB Media becoming a wholly owned subsidiary of Leafbuyer. Upon consummation of the Agreement, Leafbuyer common stock was deemed to be registered under Section 12(g) of the Securities Exchange Act of 1934, as amended, pursuant to Rule 12g-3(a) promulgated thereunder. For purposes of Rule 12g-3(a), Leafbuyer is the successor issuer to AP.

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2019, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity balance of $3,439,879 and a working capital deficit of $124,652 as of September 30, 2019. We reported a net loss of $2,102,542 for the three months ended September 30, 2019, and we anticipate further losses in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. As of September 30, 2019 and June 30, 2019, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of September 30, 2019, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that an allowance is required at September 30, 2019 and June 30, 2019 of $7,452 and $53,815, respectively. During the three months ended September 30, 2019, the Company wrote off accounts receivable of approximately $53,815. The Company does not accrue interest on past due receivables.

Inventory

Inventory consists of merchandise and is stated at the lower of cost, determined by last-in, first-out method or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At September 30, 2019 and June 30, 2019, the Company had $622 and $1,230 of inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at September 30, 2019 and at June 30, 2019.

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

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of September 30, 2019 and June 30, 2019, there were no impairments of long-lived assets.

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

See Note 7 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which eliminates the separate accounting model for nonemployee share-based payment awards and generally requires companies to account for share-based payment transactions with nonemployees in the same way as share-based payment transactions with employees. The accounting remains different for attribution, which represents how the equity-based payment cost is recognized over the vesting period, and a contractual term election for valuing nonemployee equity share options. The standard is effective for interim and annual periods beginning after December 15, 2018. We adopted ASU 2018-07 on July 1, 2019 and the adoption of this standard did not have a material impact on our condensed consolidated financial statements.

Earnings or Loss per Share

Basic earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding for the three months ended September 30, 2019 and 2018.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the three months ended September 30, 2019 and 2018.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of September 30, 2019, the Company had approximately $10,818,000 of net operating loss carry forward that was unrecognized tax benefits, some of these unrecognized tax benefits begin to expire in 2036.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at September 30, 2019.

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and the net operating loss incurred after December 31, 2017 can be carried forward indefinitely and the two year net operating loss carried back was eliminated (prohibited).

Leases

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes the existing guidance for lease accounting, Leases (Topic 840). ASU 2016-02 requires lessees to recognize leases on their balance sheets, and leaves lessor accounting largely unchanged. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early application is permitted for all entities. ASU 2016-02 requires a modified retrospective approach for all leases existing at, or entered into after, the date of initial application, with an option to elect to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases.” The amendments in ASU 2018-10 clarify, correct or remove inconsistencies in the guidance provided under ASU 2016-02 related to sixteen specific issues identified. Also in July 2018, the FASB issued ASU No. 2018-11 “Leases (Topic 842): Targeted Improvement” which now allows entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption while continuing to present all prior periods under previous lease accounting guidance. The effective date and transition requirements for these two ASUs are the same as the effective date and transition requirements as ASU 2016-02. The standard is effective for the Company for the fiscal year beginning July 1, 2019. The adoption of this standard increased assets and liabilities by approximately $409,900, which is accreted over the remainder of the lease agreements.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The effect of the adoption of this pronouncement to the Company was immaterial.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 3 — Property and Equipment

Property and equipment consist of the following:

	September 30, 2019	June 30, 2019

Software platform	$4,115,833	$3,922,558
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(552,802)	(389,884)
Property and equipment, net	$3,564,531	$3,534,174

On November 6, 2018, the Company acquired an identified intangible asset (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity currently has no activity and will be dissolved and the Loyalty Software has been assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,666,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. The additional Incentive Shares is approximately $1,152,000. During the period ended September 30, 2019 the Company capitalized approximately $193,275 of software enhancements.

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

During the three months ended September 30, 2019, amortization expense related to internal use software totaled $162,792. There was no software capitalized or amortized during the three months end September 30, 2018.

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of September 30, 2019. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of September 30, 2019.

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

The Company is not obligated to utilize any portion of the SEDA and there are no minimum commitments or minimum use penalties provided the Company does not terminate the SEDA by October 2020 wherein the Company would be required to pay a termination fee of $100,000. The Company issued One Hundred Thousand (100,000) shares of Common Stock as a commitment fee (the “Commitment Shares”) to an affiliate of the Investor. The total amount of funds that ultimately can be raised under the SEDA over the two-year term will depend on the market price for the Company’s common stock and the number of shares actually sold.

Series A Convertible Preferred Stock was originally convertible into 3,000,000 common shares based on the total outstanding equity as of March 23, 2017. The Series A Convertible Preferred Stock would be convertible into a variable number of common shares based on the total outstanding equity when converted. The Series B Convertible Preferred Stock is convertible into 1,480,000 common shares.

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

On July 2, 2019, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of common stock (the “Shares”), par value $0.001 per share, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The Purchase Agreement contains customary representations and warranties. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company is obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement. All shares of common stock and shares of common stock underlying the warrants have been registered.

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

The Company issued 30,299,998 shares of common stock for the private placement, the issuance of the Series C Warrants and fees paid in shares of common stock. The Company received approximately $4,038,000, net of the placement fees, legal and other expenses incurred for the placement of the share. The investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share.

Issuance of Common Stock

During the three-months ended September 30, 2018, the Company issued 386,000 shares of Common Stock to employees and consultants related to the exercise of stock options and the payment for services related to the capital raise. The company received $21,500 for the issuance of these shares.

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

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. As of March 31, 2019, the loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $170,564, accruing at 12% at September 30, 2019, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company at a price of $0.75 per share. The cash for this Convertible Note was received prior to September 30, 2018. As of September 30, 2019 the Convertible Notes are payable upon demand.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $880,000 in exchange for $800,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 400,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. As of September 30, 2019, $440,000 of the Notes have been fully extinguished and the remaining $440,000, in two separate investor notes of $220,000 each, are in default and payable upon demand.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in twelve equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. If the Company defaults on the Notes, the interest is increased to 15% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market price.

The Company recognized $45,976 and $8,730 of interest expense for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and 2018, accrued interest on the above notes was $154,432 and $12,692, respectively.

Notes payable and long-term debt outstanding as of September 30, 2019 and 2018 are summarized below:

	Maturity Date		September 30, 2019	June 30, 2019
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $14,320, respectively	Due on Demand		$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $28,589	Due on Demand		440,000	411,411
12% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	Due on Demand		220,000	205,705
12% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	Due on Demand		220,000	205,705
7% $426,667 Convertible Note Payable, net of unamortized discount of $314,401	August 15, 2020		145,464	112,266
7% $106,667 Convertible Note Payable, net of unamortized discount of $78,601	August 15, 2020		36,367	28,066
7% $213,333 Convertible Note Payable, net of unamortized discount of $153,786	September 20, 2020		90,785	59,547
7% $213,333 Convertible Note Payable, net of unamortized discount of $153,786	September 20, 2020		90,785	59,547
5% Note Payable	Due on Demand		—	600,000
5% Note Payable	Due on Demand	(1)	350,000	350,000
Total notes payable			1,743,401	2,182,247
Less current portion of notes payable			1,743,401	2,182,247
Notes payable, less current portion			$—	$—

__________

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the inventor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company leases office space. Future minimum lease payments are as follows:

June 30, 2020	$129,268
June 30, 2021	$125,419
June 30, 2022	$70,842

The Company does not have a concentration of revenues from any individual customer (less than 10%).

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of September 30, 2019, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

The following table reflects the continuity of stock options for the three months ended September 30, 2019:

A summary of stock option activity is as follows:

September 30, 2019

Number of options outstanding:
Beginning of year	4,598,823
Granted	-
Exercised, converted	-
Forfeited / exchanged / modification	-

End of period	4,598,823

Number of options exercisable at end of period	763,453
Number of options available for grant at end of period	4,562,408

Weighted average option prices per share:
Granted during the period	$0.69
Exercised during the period	$0.00
Terminated during the period	$0.00
Outstanding at end of period	$0.37
Exercisable at end of period	$0.32

Stock-based compensation expense attributable to stock options was approximately $605,709 for the three-month period ended September 30, 2019. As of September 30, 2019, there was approximately $2,492,958 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At September 30, 2019, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	86,957	3.55	$1.15
Warrants-Issued with Convertible Notes	600,000	3.98	$0.75
Warrants-Financing	360,577	4.8	0.78
Warrants A - Financing	7,018,090	.8	0.16
Warrants B – Financing	28,072,364	4.8	0.16
Total	36,137,988

Note 8 — Subsequent Events

The Company has evaluated subsequent events through November 14, 2019 and has not identified any items requiring additional disclosure.

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

Our unaudited interim condensed consolidated financial statements for the three months ended June 30, 2019 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2020. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2019, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended September 30, 2019 and 2018

	Three Months Ended September 30,
	2019	2018	Change	%
Sales revenue	$490,235	$387,517	$102,718	27%

Total operating expenses	2,337,342	1,779,322	558,020	31%

Interest expense	(255,435)	(37,098)	218,337	589%

Net loss	$(2,102,542)	$(1,428,903)	$673,639	47%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the three months ended September 30, 2019 compared to the same period in 2018 as we expanded our customer base and continued to implement our growth plan. Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Three Months Ended September 30,
	2019	2018	Change	%
Selling expenses	$87,601	$75,196	$12,405	16%
General and administrative	915,174	702,829	212,345	30%
Wages, payroll taxes, commissions and other employee expenses	728,858	403,221	335,637	81%
Stock based compensation expense	605,709	598,076	7,633	1%
	$2,337,342	$1,779,322	$558,020	31%

The increase in operating expenses during the three months ended September 30, 2019 compared to 2018 was driven by our growth and expansion, particularly on the personnel side as we added new sales and account management staff to sell our services in new markets and handle the increased customer base.

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

At September 30, 2019 we had $2,550,615 in cash and cash equivalents. Our cash flows from operating, investing and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(830,340)	$(614,113)
Net cash used in investing activities	$(193,275)	$0
Net cash provided by financing activities	$3,392,583	$421,500

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $124,652 and $2,897,850, respectively, as of September 30, 2019 and June 30, 2019. The decrease in working capital is due to the net loss for the period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three-month period ended September 30, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019 and June 30, 2019.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our June 30, 2019 form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2019 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: November 12, 2019	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

