Form 10-Q
period 2019-12-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2020-02-14
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☐ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 14, 2020, the Registrant had 79,414,534 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1.	Financial Statements

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLDIATED BALANCE SHEETS

	December 31, 2019	June 30, 2019
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$864,917	$181,647
Accounts receivable (net of allowance for doubtful accounts of $7,452 and $53,815, respectively)	43,273	68,821
Inventory	622	1,230
Prepaid expenses and other current assets	204,344	129,323
Total current assets	1,113,156	381,021
Noncurrent assets:
Fixed assets (net of accumulated depreciation and amortization of $726,355 and $389,257, respectively)	3,603,695	3,534,174
Right of use assets	328,608	-
Total assets	$5,045,459	$3,915,195

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$407,330	$290,032
Accrued liabilities	394,797	530,968
Deferred revenue	160,404	275,624
Lease obligation	74,618	-
Debt, current	1,581,288	2,182,247
Total current liabilities	2,618,437	3,278,871

Lease obligation	255,481	-

Total liabilities	2,873,918	3,278,871

Commitments and contingencies (Note 6)	-	-

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding for class A convertible preferred stock and 1,120,000 and 1,120,000 shares issued and outstanding for class B convertible preferred stock at December 31, 2019 and June 30, 2019, respectively	4,120	4,120
Common stock, $0.001 par value; 150,000,000 shares authorized; 78,581,632 shares issued and outstanding at December 31, 2019 and 47,914,967 shares issued and outstanding at June 30, 2019	78,582	47,915
Additional paid in capital	15,953,097	11,076,165
Accumulated deficit	(13,864,258)	(10,491,876)
Total equity	2,171,541	636,324
Total liabilities and equity	$5,045,459	$3,915,195

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

Sales revenue	$805,281	$419,713	$1,295,516	$807,230
Cost of sales	-	-	-	-
Gross profit	805,281	419,713	1,295,516	807,230

Operating expenses:
Selling expenses	111,354	55,079	198,955	130,275
General and administrative	871,901	824,498	1,787,074	1,527,327
Personnel expenses	776,107	483,189	1,504,966	886,410
Stock based compensation expense	1,502	597,293	607,211	1,195,369
Total operating expenses	1,760,864	1,960,059	4,098,206	3,739,381

Loss from operations	(955,583)	(1,540,346)	(2,802,690)	(2,932,151)

Other income (expense):
Interest expense	(314,257)	(137,524)	(569,692)	(174,622)
Other income	-	-	-	-
Other income (expense), net	(314,257)	(137,524)	(569,692)	(174,622)

Net loss	$(1,269,840)	$(1,677,870)	$(3,372,382)	$(3,106,773)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.04)	$(0.05)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	78,581,632	43,989,750	72,861,221	45,234,512

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2019	4,120,000	$4,120	47,914,967	$47,915	$11,076,165	$(10,491,876)	$636,324

Stock based compensation	-	-	-	-	605,709	-	605,709

Issuance of common stock for cash	-	-	30,299,998	30,300	4,007,588	-	4,037,888

Issuance of common stock in settlement of acquisition	-	-	366,667	367	262,133	-	262,500

Net loss for the three months ended September 30, 2019	-	-	-	-	-	(2,102,542)	(2,102,542)

Balance, September 30, 2019	4,120,000	$4,120	78,581,632	$78,582	$15,951,595	$(12,594,418)	$3,439,879

Stock based compensation	-	-	-	-	1,502	-	1,502

Net loss for the three months ended December 31, 2019	-	-	-	-	-	(1,269,840)	(1,269,840)

Balance, December 31, 2019	4,120,000	$4,120	78,581,632	$78,582	$15,953,097	$(13,864,258)	$2,171,541

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2018	4,120,000	$4,120	42,661,228	$42,661	$3,133,531	$(3,938,210)	$(757,898)

Issuance of common stock for exercise of options	-	-	86,000	86	21,414	-	21,500

Issuance of common stock in conversion of notes payable and accrued interest	-	-	123,324	123	119,800	-	119,923

Stock based compensation	-	-	-	-	598,076	-	598,076

Issuance of warrant in connection with convertible notes payable	-	-	-	-	85,724	-	85,724

Net loss for the three months ended September 30, 2018	-	-	-	-	-	(1,428,903)	(1,428,903)

Balance, September 30, 2018	4,120,000	$4,120	42,870,552	$42,870	$3,958,545	$(5,367,113)	$(1,361,578)

Issuance of common stock for cash	-	-	1,116,738	1,117	1,043,883	-	1,045,000

Issuance of common stock for services	-	-	60,000	60	39,540	-	39,600

Issuance of common stock for exercise of options	-	-	92,947	93	23,144	-	23,237

Issuance of common stock for acquisition	-	-	2,666,667	2,667	2,557,333	-	2,560,000

Issuance of warrant in connection with convertible notes payable	-	-	-	-	171,447	-	171,447

Stock based compensation	-	-	-	-	597,293	-	597,293

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(1,677,870)	(1,677,870)

Balance, December 31, 2018	4,120,000	$4,120	46,806,904	$46,807	$8,391,185	$(7,044,983)	$1,397,129

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,372,382)	$(3,106,773)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	607,211	1,195,369
Provision of bad debt expenses	7,452	39,600
Amortization of note payable discount	206,459	138,606
Depreciation and amortization	336,471	110,580
Amortization of right of use asset	76,774	-
Changes in assets and liabilities:
Accounts receivable	18,096	(43,867)
Inventory	608	-
Prepaid expenses and other	(75,021)	(24,187)
Accounts payable	117,298	(189,330)
Lease obligation, net	(65,655)	-
Accrued liabilities	1,481	281,677
Net cash used in operating activities	(2,141,208)	(1,598,325)

Cash flows from investing activities:
Capitalized software	(405,992)	(229,180)
Net cash used in investing activities	(405,992)	(229,180)

Cash flows from financing activities:
Procceeds from issuance of stock	4,037,888	1,089,737
Procceeds from issuance of debts	-	1,200,000
Repayment of debt	(807,418)	(220,000)
Net cash provided by financing activities	3,230,470	2,069,737

Net change in cash and cash equivalents	683,270	242,232
Cash and cash equivalents, beginning of period	181,647	375,938
Cash and cash equivalents, end of period	$864,917	$618,170

Cash paid for interest	$8,619	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Conversion of debt and interest	$-	$377,094
Software Acquisition	$-	$2,860,000

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2019, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity balance of $2,171,541 and a working capital deficit of $1,505,281 as of December 31, 2019. We reported a net loss of $3,372,382 for the six months ended December 31, 2019, and we anticipate further losses in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. As of December 31, 2019, and June 30, 2019, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of December 31, 2019, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that an allowance is required at December 31, 2019 and June 30, 2019 of $7,452 and $53,815, respectively. During the six months ended December 31, 2019, the Company wrote off accounts receivable of approximately $53,815. The Company does not accrue interest on past due receivables.

Inventory

Inventory consists of merchandise and is stated at the lower of cost, determined by last-in, first-out method or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At December 31, 2019 and June 30, 2019, the Company had $622 and $1,230 of inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at December 31, 2019 and at June 30, 2019.

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

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of December 31, 2019 and June 30, 2019, there were no impairments of long-lived assets.

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

Earnings or Loss per Share

Basic earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding for the three and six months ended December 31, 2019 and 2018.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the three and six months ended December 31, 2019 and 2018.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of December 31, 2019, the Company had approximately $12,088,000 of net operating loss carry forward that was unrecognized tax benefits, these unrecognized tax benefits begin to expire in 2036.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at December 31, 2019.

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

Note 3 — Property and Equipment

Property and equipment consist of the following:

	December 31, 2019	June 30, 2019

Software platform	$4,328,550	$3,922,558
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(726,355)	(389,884)
Property and equipment, net	$3,603,695	$3,534,174

On November 6, 2018, the Company acquired an identified intangible asset (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity currently has no activity and will be dissolved and the Loyalty Software has been assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,666,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. The additional Incentive Shares is approximately $1,152,000. During the period ended December 31, 2019 the Company capitalized approximately $405,992 of software enhancements.

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

During the six months ended December 31, 2019, amortization expense related to internal use software totaled $336,219. During the six months ended December 31, 2018, the Company capitalized approximately $3 million of software acquisition costs. Amortization expense related to internal use software totaled $110,328 during the six months ended December 31, 2018.

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of December 31, 2019. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of December 31, 2019.

Series A Convertible Preferred Stock was originally convertible into 3,000,000 common shares based on the total outstanding equity as of March 23, 2017. As of December 31, 2019, the Series A Convertible Preferred Stock would be convertible into approximately 5,371,630 common shares, based on 47,914,967 common shares outstanding as of December 31, 2019. The Series B Convertible Preferred Stock is convertible into 1,480,000 common shares.

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

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. As of March 31, 2019, the loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $184,077, accruing at 12% at December 31, 2019, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company at a price of $0.75 per share. The cash for this Convertible Note was received prior to September 30, 2018. As of December 31, 2019, the Convertible Notes are payable upon demand.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $880,000 in exchange for $800,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 400,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. As of December 31, 2019, $440,000 of the Notes have been fully extinguished and the remaining $440,000, in two separate investor notes of $220,000 each, are in default and payable upon demand.

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

The Company recognized $570,787 and $174,744 of interest expense for the six months ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, accrued interest on the above notes was $117,616 and $48,023, respectively.

Notes payable and long-term debt outstanding as of December 31, 2019 and June 30, 2019 are summarized below:

	Maturity Date		December 31, 2019	June 30, 2019
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $14,320, respectively	Due on Demand	(2)	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $28,589	Due on Demand	(2)	440,000	411,411
12% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	Due on Demand	(2)	220,000	205,705
12% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	Due on Demand	(2)	165,884	205,705
7% $426,667 Convertible Note Payable, net of unamortized discount of $314,401	August 15, 2020	(2)	199,021	112,266
7% $106,667 Convertible Note Payable, net of unamortized discount of $78,601	August 15, 2020	(2)	—	28,066
7% $213,333 Convertible Note Payable, net of unamortized discount of $153,786	September 20, 2020	(2)	56,383	59,547
7% $213,333 Convertible Note Payable, net of unamortized discount of $153,786	September 20, 2020		—	59,547
5% Note Payable	Due on Demand		—	600,000
5% Note Payable	Due on Demand	(1)	350,000	350,000
Total notes payable			1,581,288	2,182,247
Less current portion of notes payable			1,581,288	2,182,247
Notes payable, less current portion			$—	$—

______

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

(2) Loans are in default for non-payment of required principal and interest amounts due at December 31, 2019. The Company has not received notice from these lenders demanding full repayment of debt.

Note 6 — Commitments and Contingencies

The Company leases office space. Future minimum lease payments are as follows:

June 30, 2020	$85,122
June 30, 2021	$174,254
June 30, 2022	$89,042

The Company does not have a concentration of revenues from any individual customer (less than 10%).

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of December 31, 2019, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

The following table reflects the continuity of stock options for the six months ended December 31, 2019:

A summary of stock option activity is as follows:

December 31, 2019

Number of options outstanding:
Beginning of year	4,598,823
Granted	-
Exercised, converted	-
Forfeited / exchanged / modification	(4,553,823)

End of period	45,000

Number of options exercisable at end of period	45,000
Number of options available for grant at end of period	9,131,613

Weighted average option prices per share:
Granted during the period	$0.00
Exercised during the period	$0.00
Terminated during the period	$0.37
Outstanding at end of period	$0.45
Exercisable at end of period	$0.45

Stock-based compensation expense attributable to stock options was approximately $605,709 for the six-month period ended December 31, 2019. As of December 31, 2019, there was approximately $11,234 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At December 31, 2019, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - Financing	86,957	3.3	$1.15
Warrants - Issued with Convertible Notes	600,000	3.73	$0.75
Warrants - Financing	360,577	4.52	$0.78
Warrants A - Financing	7,018,090	.8	$0.16
Warrants B – Financing	28,072,364	4.52	$0.16
Total	36,137,988

Note 8 — Subsequent Events

The Company has evaluated subsequent events through February 14, 2020 and has not identified any items requiring additional disclosure.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2019 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2020. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2019, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended December 31, 2019 and 2018

	Three Months Ended December 31,
	2019	2018	Change	%
Sales revenue	$805,281	$419,713	$385,568	92%

Total operating expenses	1,760,864	1,960,059	(199,195)	(10)%

Interest expense	(314,257)	(137,524)	(176,733)	129%

Net loss	$(1,269,840)	$(1,677,870)	$408,030	24%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the three months ended December 31, 2019 compared to the same period in 2018 as we expanded our customer base and continued to implement our growth plan. Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Three Months Ended December 31,
	2019	2018	Change	%
Selling expenses	$111,354	$55,079	$56,275	102%
General and administrative	871,901	824,498	47,403	6%
Wages, payroll taxes, commissions and other employee expenses	776,107	483,189	292,918	61%
Stock based compensation expense	1,502	597,293	(595,791)	(100)%
	$1,760,864	$1,960,059	$(199,195)	(10)%

The increase in operating expenses during the three months ended December 31, 2019 compared to 2018 was driven by our growth and expansion, particularly on the personnel side as we added new sales and account management staff to sell our services in new markets and handle the increased customer base.

Comparison of results of operations for the six months ended December 31, 2019 and 2018

	Six Months Ended December 31,
	2019	2018	Change	%
Sales revenue	$1,295,516	$807,230	$488,286	60%

Total operating expenses	4,098,206	3,739,381	358,825	10%

Interest expense	(569,692)	(174,622)	(395,070)	226%

Net loss	$(3,372,382)	$(3,106,773)	$(265,609)	9%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the six months ended December 31, 2019 compared to the same period in 2018 as we expanded our customer base and continued to implement our growth plan. Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Six Months Ended December 31,
	2019	2018	Change	%
Selling expenses	$198,955	$130,275	$68,680	53%
General and administrative	1,787,074	1,527,327	259,747	17%
Wages, payroll taxes, commissions and other employee expenses	1,504,966	886,410	618,556	70%
Stock based compensation expense	607,211	1,195,369	(588,158)	(49)%
	$4,098,206	$3,739,381	$358,825	10%

The increase in operating expenses during the six months ended December 31, 2019 compared to 2018 was driven by our growth and expansion, particularly on the personnel side as we added new sales and account management staff to sell our services in new markets and handle the increased customer base.

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

At December 31, 2019 we had $864,917 in cash and cash equivalents. Our cash flows from operating, investing and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six Months Ended December 31,
	2019	2018
Net cash used in operating activities	$(2,141,208)	$(1,598,325)
Net cash used in investing activities	$(405,992)	$(229,180)
Net cash provided by financing activities	$3,230,470	$2,069,737

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $1,505,281 and $2,897,850, respectively, as of December 31, 2019 and June 30, 2019. The decrease in working capital is due to the net loss for the period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended December 31, 2019.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019 and June 30, 2019.

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

Item 3.	Defaults Upon Senior Securities

Notes payable and long-term debt in default as of December 31, 2019 are summarized below:

	Maturity Date		December 31, 2019
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $14,320, respectively	Due on Demand	(1)	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $28,589	Due on Demand	(1)	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	Due on Demand	(1)	220,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	Due on Demand	(1)	165,884
7% $426,667 Convertible Note Payable, net of unamortized discount of $314,401	August 15, 2020	(1)	199,021
7% $106,667 Convertible Note Payable, net of unamortized discount of $78,601	August 15, 2020	(1)	0
7% $213,333 Convertible Note Payable, net of unamortized discount of $153,786	September 20, 2020	(1)	56,383

______

(1) Loans are in default for non-payment of required principal and interest amounts due at December 31, 2019. The Company has not received notice from these lenders demanding full repayment of debt.

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

_______

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: February 14, 2020	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

