Form 10-Q
period 2020-03-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2020-05-15
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ YES    ☒ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 14, 2020, the Registrant had 81,495,022 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLDIATED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$642,656	$181,647
Accounts receivable (net of allowance for doubtful accounts of $7,452 and $53,815, respectively)	29,942	68,821
Inventory	622	1,230
Prepaid expenses and other current assets	137,520	129,323
Total current assets	810,740	381,021
Noncurrent assets:
Fixed assets (net of accumulated depreciation and amortization of $902,744 and $389,257, respectively)	3,512,713	3,534,174
Right of use assets	290,220	-
Total assets	$4,613,673	$3,915,195

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$464,651	$290,032
Accrued liabilities	358,197	530,968
Deferred revenue	155,956	275,624
Current lease obligation	74,618	-
Debt, current	1,970,807	2,182,247
Total current liabilities	3,024,229	3,278,871

Lease obligation	217,838	-

Total liabilities	3,242,067	3,278,871

Commitments and contingencies (Note 6)	-	-

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding for class A convertible preferred stock and 1,120,000 and 1,120,000 shares issued and outstanding for class B convertible preferred stock at March 31, 2020 and June 30, 2019, respectively	4,120	4,120
Common stock, $0.001 par value; 150,000,000 shares authorized; 81,257,802 shares issued and outstanding at March 31, 2020 and 47,914,967 shares issued and outstanding at June 30, 2019	81,258	47,915
Additional paid in capital	16,186,537	11,076,165
Accumulated deficit	(14,900,309)	(10,491,876)
Total equity	1,371,606	636,324
Total liabilities and equity	$4,613,673	$3,915,195

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

Sales revenue	$575,002	$489,320	$1,870,518	$1,296,550
Cost of sales	-	-	-	-
Gross profit	575,002	489,320	1,870,518	1,296,550

Operating expenses:
Selling expenses	155,414	70,025	714,585	200,300
General and administrative	508,461	1,408,470	1,935,319	2,935,797
Personnel expenses	735,280	539,325	2,240,246	1,425,735
Stock based compensation expense	105,115	-	712,326	1,195,369
Total operating expenses	1,504,270	2,017,820	5,602,476	5,757,201

Loss from operations	(929,268)	(1,528,500)	(3,731,958)	(4,460,651)

Other income (expense):
Interest expense	(106,783)	(181,643)	(676,475)	(356,265)
Other income	-	-	-	-
Other income (expense), net	(106,783)	(181,643)	(676,475)	(356,265)

Net loss	$(1,036,051)	$(1,710,143)	$(4,408,433)	$(4,816,916)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.04)	$(0.06)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	81,257,802	45,418,004	75,146,637	48,337,990

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2019	4,120,000	$4,120	47,914,967	$47,915	$11,076,165	$(10,491,876)	$636,324

Stock based compensation	-	-	-	-	605,709	-	605,709

Issuance of common stock for cash	-	-	30,299,998	30,300	4,007,588	-	4,037,888

Issuance of common stock in settlement of acquisition	-	-	366,667	367	262,133	-	262,500

Net loss for the three months ended September 30, 2019	-	-	-	-	-	(2,102,542)	(2,102,542)

Balance, September 30, 2019	4,120,000	$4,120	78,581,632	$78,582	$15,951,595	$(12,594,418)	$3,439,879

Stock based compensation	-	-	-	-	1,502	-	1,502

Net loss	-	-	-	-	-	(1,269,840)	(1,269,840)

Balance, December 31, 2019	4,120,000	$4,120	78,581,632	$78,582	$15,953,097	$(13,864,258)	$2,171,541

Stock based compensation			860,950	861	104,255		105,116

Issuance of common stock for conversion of debt			1,815,220	1,815	129,185		131,000

Net Loss for 3 months ended March 31 2020						(1,036,051)	(1,036,051)

March 31, 2020	4,120,000	$4,120	81,257,802	$81,258	$16,186,537	$(14,900,309)	$1,371,606

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2018	6,820,000	$6,820	42,661,228	$42,661	$3,130,831	$(3,938,210)	$(757,898)

Issuance of common stock for exercise of options	-	-	86,000	86	21,414	-	21,500

Issuance of common stock in conversion of notes payable and accrued interest	-	-	123,324	123	119,800	-	119,923

Stock based compensation	-	-	-	-	598,076	-	598,076

Issuance of warrant in connection with convertible notes payable	-	-	-	-	85,724	-	85,724

Net loss for the three months ended September 30, 2018	-	-	-	-	-	(1,428,903)	(1,428,903)

Balance, September 30, 2018	6,820,000	$6,820	42,870,552	$42,870	$3,955,845	$(5,367,113)	$(1,361,578)

Issuance of common stock for cash	-	-	1,116,738	1,117	1,043,883	-	1,045,000

Issuance of common stock for services	-	-	60,000	60	39,540	-	39,600

Issuance of common stock for exercise of options	-	-	92,947	93	23,144	-	23,237

Issuance of common stock for acquisition	-	-	2,666,667	2,667	2,557,333	-	2,560,000

Issuance of warrant in connection with convertible notes payable	-	-	-	-	171,447	-	171,447

Stock based compensation	-	-	-	-	597,293	-	597,293

Net loss for the three months ended December 31, 2018	-	-	-	-	-	(1,677,870)	(1,677,870)

Balance, December 31, 2018	6,820,000	$6,820	46,806,904	$46,807	$8,388,485	$(7,044,983)	$1,397,129

Issuance of common stock for exercise of options	-	-	88,900	89	22,136	-	22,225

Issuance of common stock for services	-	-	2,000	2	958	-	960

Stock based compensation	-	-	-	-	573,507	-	573,507

Issuance of common stock for acquisition	-	-	250,000	250	239,750	-	240,000

Beneficial Conversion Feature of Notes Payable	-	-	-	-	779,378	-	779,378

Original Issue Discount of Notes Payable	-	-	-	-	60,000	-	60,000

Net loss for the three months ended March 31, 2019	-	-	-	-	-	(1,710,143)	(1,710,143)

Balance, March 31, 2019	6,820,000	$6,820	44,747,804	$47,148	$10,064,214	$(8,755,126)	$1,363,056

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,408,433)	$(4,816,916)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	712,327	1,768,876
Provision of bad debt expenses	-	40,560
Amortization of note payable discount	206,459	281,130
Depreciation and amortization	514,360	234,369
Changes in assets and liabilities:
Accounts receivable	38,879	(50,039)
Inventory	608	-
Prepaid expenses and other	(8,197)	24,845
Other Assets	11,864	-
Accounts payable	174,619	(96,285)
Accrued liabilities	(39,567)	258,184
Net cash used in operating activities	(2,797,081)	(2,355,276)

Cash flows from investing activities:
Capitalized software	(492,899)	(449,241)
Net cash used in investing activities	(492,899)	(449,241)

Cash flows from financing activities:
Proceeds from issuance of stock	4,037,888	1,111,962
Proceeds from issuance of debts	-	2,100,000
Repayment of debt	(286,899)	(220,000)
Net cash provided by financing activities	3,750,989	2,991,962

Net change in cash and cash equivalents	461,009	187,445
Cash and cash equivalents, beginning of period	181,647	375,938
Cash and cash equivalents, end of period	$642,656	$563,383

Cash paid for interest	$8,619	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Conversion of debt and interest	$131,000	$377,094
Software Acquisition	$-	$2,800,000

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

All references herein to “us,” “we,” “our,” “Leafbuyer,” or the “Company” refer to Leafbuyer Technologies, Inc. and its subsidiary, LB Media.

Description of Business

As a Technology Platform, Leafbuyer Technologies Inc. provides valuable information for millions of cannabis consumers nationwide. Through its web-based platform, progressive web application, texting and loyalty services and now online order ahead technology, consumers are able to use Leafbuyer.com as a one stop shop while searching for their favorite products. Connecting consumers with dispensaries and product companies by working alongside businesses to help them build a network of loyal patrons is our number one goal. Our national network reaches millions of consumers monthly. Our business is based on a monthly subscription model that can vary depending on the products or services a customer may choose. All products are integrated to provide a seamless A to Z experience for the consumer and client alike. LB Media Group was founded in 2012 by a group of technology and industry veterans, went public in April of 2017 and is headquartered in Greenwood Village, Colorado.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2020, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As shown in the accompanying condensed consolidated financial statements, we had an equity balance of $1,371,606 and a working capital deficit of $2,213,489 as of March 31, 2020. We reported a net loss of $4,408,433 for the nine months ended March 31, 2020, and we anticipate further losses in the development of our business. Accordingly, there is substantial doubt about our ability to continue as a going concern.

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

The Company considered all of the economic factors that may affect its revenues. Because all of its revenues are from cannabis customers, there are no differences in the nature, timing and uncertainty of the Company’s revenue and cash flows from any of its product lines.

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services such as bulk texting. The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligation under these arrangements. There is no significant judgment performed by management and revenue recognized from deferred revenue during the three months and nine months ended March 31, 2020 is $4,448 and $119,668, respectively.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, cash and cash equivalents includes demand deposits, time deposits, certificates of deposit and short-term liquid investments with original maturities of three months or less when purchased. As of March 31, 2020, and June 30, 2019, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of March 31, 2020, none of the Company’s cash was in excess of federally insured limits.

Accounts Receivable, Net

Accounts receivable are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. Management has determined that an allowance is required at March 31, 2020 and June 30, 2019 of $7,452 and $53,815, respectively. During the nine months ended March 31, 2020, the Company wrote off accounts receivable of approximately $7,452. The Company does not accrue interest on past due receivables.

Inventory

Inventory consists of merchandise and is stated at the lower of cost, determined by last-in, first-out method or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At March 31, 2020 and June 30, 2019, the Company had $622 and $1,230 of inventory, respectively. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at March 31, 2020 and at June 30, 2019.

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

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of March 31, 2020 and June 30, 2019, there were no impairments of long-lived assets.

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

Earnings or Loss per Share

Basic earnings or loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. We have prepared the calculation of earnings or loss per share using the weighted-average number of common shares of the Company that were outstanding for the three and nine months ended March 31, 2020 and 2019.

Dilutive instruments had no effect on the calculation of earnings or loss per share during the three and nine months ended March 31, 2020 and 2019.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of March 31, 2020, the Company had approximately $12,088,000 of net operating loss carry forward that was unrecognized tax benefits, these unrecognized tax benefits begin to expire in 2036.

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

The Company is a lessee under leases for office space with remaining lease terms between 15 months and 27 months. Lease expenses for these leases is recognized on a straight-line basis over the lease term, with variable lease payment recognized in the period those payments are incurred. Most of the leases do not provide implicit interest rates and therefore we determined the discount rate based upon our incremental borrowing rate. The weighted average remaining lease term is 22 months and the weighted average discount rate is 10%.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The effect of the adoption of this pronouncement to the Company was immaterial.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 3 — Property and Equipment

Property and equipment consist of the following:

	March 31, 2020	June 30, 2019

Software platform	$4,415,457	$3,922,558
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(902,744)	(389,884)
Property and equipment, net	$3,512,713	$3,534,174

On November 6, 2018, the Company acquired an identified intangible asset (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity currently has no activity and will be dissolved and the Loyalty Software has been assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,666,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. The additional Incentive Shares is approximately $1,152,000. During the period ended March 31, 2020 the Company capitalized approximately 492,899 of software enhancements.

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

During the nine months ended March 31, 2020, amortization expense related to internal use software totaled $514,360. During the period ended March 31, 2019, the Company capitalized approximately $3 million of software acquisition costs. Amortization expense related to internal use software totaled $177,773 during the period ended March 31, 2020.

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of March 31, 2020. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of March 31, 2020.

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

On July 2, 2019, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of common stock (the “Shares”), par value $0.001 per share, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The Purchase Agreement contained customary representations and warranties. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company was obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement. All shares of common stock and shares of common stock underlying the warrants have been registered.

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

The Company issued 30,299,998 shares of common stock pursuant to the Purchase Agreement, as well as the exercise of the Series C Warrants and fees paid in shares of common stock. The Company received approximately $4,038,000, net of the placement fees, legal and other expenses incurred for the placement of the Shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share. If the investors choose to exercise all Series A and Series B Warrants, the Company would receive proceeds of $5,625,000.

The Series A Preferred Shares of 3,000,000 units are convertible into the greater of one share of Common Stock or a number of shares of Common Stock so that the Series A holders would hold 55% of the number of outstanding shares of Common Stock. The Series A Shares vote on an “as-converted” basis. The Series B Convertible Preferred Stock of 1,120,00 units are convertible into 1,120,000 common shares.

Issuance of Common Stock

On January 15, 2020 the Company issued 860,950 shares of Common Stock to employees. These shares were valued at fair market value of $105,116 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the three-month period ended March 31, 2020, the Company issued 1,815,220 shares of Common Stock to Note Payable Holders are satisfaction of these obligations. These shares were valued at fair market value of $131,000.

During the nine months ended March 31, 2019, the Company issued 264,847 shares of Common Stock to employees and consultants related to the exercise of stock options. The company received $66,962 for the issuance of these shares.

During the nine months ended March 31, 2019, the Company accepted subscriptions for the issuance of 1,116,738 shares of Common Stock for total subscriptions of $1,045,000 in cash.

During the nine months ended March 31, 2019, the Company issued 62,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $40,560 and expensed in the accompanying Condensed Consolidated Statement of Operations.

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

During February 2018, the Company entered into two promissory notes with an investor of the Company in the amount of $28,000 and $84,000 in exchange for $25,000 and $75,000, respectively. Each of the notes have an original issue discount of $3,000 and $9,000, respectively that was amortized to interest expense over the term of the notes. The principle and interest were converted into common stock during the three months ended September 30, 2018. The Company issued 123,324 shares of Common Stock in full satisfaction of the notes.

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. As of March 31, 2019, the loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $188,564, accruing at 12% at March 31, 2020, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company at a price of $0.75 per share. The cash for this Convertible Note was received prior to September 30, 2018. As of March 31, 2020, the Convertible Note is payable upon demand.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $400,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in six equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. As of March 31, 2020, $220,000 of the Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principle in twelve equal installments. The principle and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. If the Company defaults on the Notes, the interest is increased to 15% and at the investors’ option, the principle and interest can be converted into the Company common stock at a 20% discount to the then current market price. As of March 31, 2020, $533,000 of the Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. The remaining principal of $390,125 is due August 2020. The unamortized discounts to the note as of March 31, 2020 are $196,277.

During the quarter ended March 31, 2020, the Company entered into a promissory note with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount the Note will be amortized over the life of the Note and recorded as interest expense. The note has an interest rate of 8% and matures on December 1, 2020.

During the quarter ended March 31, 2020 the Company entered into a promissory note with a face value of $50,000. The note has an interest rate of 8% and matures on January 1, 2021.

The Company recognized $106,400 and $676,092 of interest expense for the three and nine months ended March 31, 2020, respectively and $181,643 and $356,265 of interest expense for the three and nine months ended March 31, 2019, respectively. As of March 31, 2020 and June 30, 2019, accrued interest on the above notes was $150,198 and $118,193, respectively.

Notes payable and long-term debt outstanding as of March 31, 2020 and June 30, 2019 are summarized below:

	Maturity Date	March 31, 2020	June 30, 2019
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $14,320, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $28,589	Due on Demand	440,000	411,411
12% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	Due on Demand	—	205,705
12% $220,000 Convertible Note Payable, net of unamortized discount of $14,295	Due on Demand	220,000	205,705
7% $426,667 Convertible Note Payable, net of unamortized discount of $314,401	August 15, 2020	98,025	112,266
7% $106,667 Convertible Note Payable, net of unamortized discount of $78,601	August 15, 2020	—	28,066
7% $213,333 Convertible Note Payable, net of unamortized discount of $153,786	September 20, 2020	—	59,547
7% $213,333 Convertible Note Payable, net of unamortized discount of $153,786	September 20, 2020	97,782	59,547
5% Note Payable	Due on Demand	—	600,000
8% Note Payable	December 1, 2020	565,000	—
8% Note Payable	January 1, 2021	50,000	—
5% Note Payable	Due on Demand (1)	350,000	350,000
Total notes payable		1,970,807	2,182,247
Less current portion of notes payable		1,970,807	2,182,247
Notes payable, Non-current portion		$—	$—

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company leases office space. Future minimum lease payments are as follows:

June 30, 2020	$42,666
June 30, 2021	$174,254
June 30, 2022	$89,042

The Company does not have a concentration of revenues from any individual customer (less than 10%).

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of March 31, 2020, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 — Stock Based Compensation

The equity incentive plan of the Company was established in February of 2017. The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares, provided that the number of options issued do not exceed 20,000,000. The options are exercisable for a period of up to 10 years from the date of the grant. The number of shares authorized to be issued under the equity incentive plan was increased from 10,000,000 to 20,000,000 through a consent of stockholders to amend and restate the equity incentive plan.

The following table reflects the continuity of stock options for the nine months ended March 31, 2020:

A summary of stock option activity is as follows:

March 31, 2020

Number of options outstanding:
Beginning of year	4,598,823
Granted	9,990,875
Exercised, converted	-
Forfeited / exchanged / modification	(4,571,823)

End of period	10,017,875

Number of options exercisable at end of period	27,000
Number of options available for grant at end of period	9,982,125

Weighted average option prices per share:
Granted during the period	$0.07
Exercised during the period	$0.00
Terminated during the period	$0.45
Outstanding at end of period	$0.71
Exercisable at end of period	$0.71

Stock-based compensation expense attributable to stock options and stock grants was approximately $711,511 for the nine-month period ended March 31, 2020. As of March 31, 2020, there was approximately $6,509 of unrecognized compensation expense related to unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At March 31, 2020, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	86,957	3.05	$1.15
Warrants-Issued with Convertible Notes	600,000	3.48	$0.75
Warrants - Financing	360,577	4.27	$0.78
Warrants A - Financing	7,018,090	.27	$0.16
Warrants B – Financing	28,072,364	4.27	$0.16
Total	36,137,988

Note 8 — Subsequent Events

The Company has evaluated subsequent events through May 14, 2020 and has not identified any items requiring additional disclosure except as follows:

COVID -19 and Worldwide Pandemic Outlook

The company was affected in March by the COVID-19 outbreak and worldwide pandemic. The company saw some postponements in orders in the first few weeks of the month but later in the month orders stabilized to a normal level. We anticipate that some of these postponed orders will be placed in the following quarters. The company has made a significant pivot to online ordering and curbside pickup with technology that had already been built out. We will be announcing major additions to our platform to adjust to the new business environment. The company believes the pivot to these new areas will enhance future revenue opportunities with minimal additional cost.

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

Our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2020 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2020. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2019, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

Leafbuyer.com Platform

The Company’s wholly owned subsidiary, LB Media Group, LLC has evolved and grown as a listing website to a comprehensive marketing technology platform that focuses on new customer acquisition, retention and now online-order ahead services. With the increased popularity of Leafbuyers texting/loyalty program, clients can communicate through SMS and MMS messaging to inform consumers of specials as well as confirm online ordering details. This creates more touch points for our clients. Leafbuyers proprietary systems are integrated to form a seamless process for the user to find, research, compare and communicate on the thousands of products available. The Company’s website, Leafbuyer.com, and its progressive web application hosts a robust search algorithm similar to Trivago, where consumers can search the database for appealing offers or specific items. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. With a worldwide pandemic from Covid-19, the need for an order ahead solution in the cannabis industry was put to the test in early March of 2020. Technology enhancements were made that now include delivery features for Medical and Recreational stores, increased POS integrations and real-time notifications.

The Leafbuyer Network reaches millions of consumers every month through its web-based platforms, loyalty platform and partner sites. The site’s sophisticated vendor dashboard pairs vendor data with consumer needs and presents a robust, 24/7 real-time dashboard where vendors can update menus, specials, available jobs, and more. The system helps to track the vendors’ return on investment.

The Company continues an aggressive push into all legal cannabis markets. Increasing the company’s marketing and sales presence in new markets is a primary objective. Along with this expansion, the Company continues to develop new technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been estimated by grandviewresearch.com, to exceed $73 billion in revenue by the year 2027. The founders and board of directors has been, and will continue to be, aggressive in pursuing long-term opportunities.

Leafbuyer’ s condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Comparison of results of operations for the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	Change	%
Sales revenue	$575,002	$489,320	$85,682	18%

Total operating expenses	1,504,270	2,017,820	(513,550)	(25)%

Interest expense	(106,783)	(181,643)	(74,860)	(41)%

Net loss	$(1,036,051)	$(1,710,143)	$(674,092)	(39)%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the three months ended March 31, 2020 compared to the same period in 2019 as we expanded our customer base and continued to implement our growth plan. Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

COVID - 19 and Worldwide Pandemic Outlook

The company was affected in March by the COVID-19 outbreak and worldwide pandemic. The company saw some postponements in orders in the first few weeks of the month but later in the month orders stabilized to a normal level. We anticipate that some of these postponed orders will be placed in the following quarters. The company has made a significant pivot to online ordering and curbside pickup with technology that had already been built out. We will be announcing major additions to our platform to adjust to the new business environment. The company believes the pivot to these new areas will enhance future revenue opportunities with minimal additional cost.

Operating Expenses

	Three Months Ended March 31,
	2020	2019	Change	%
Selling expenses	$155,414	$70,025	$85,389	122%
General and administrative	508,461	1,408,470	(900,009)	(64)%
Wages, payroll taxes, commissions and other employee expenses	735,280	539,325	195,955	36%
Stock based compensation expense	105,115	---	105,115	100%
	$1,504,270	$2,017,820	$(513,550)	(25)%

The decrease in operating expenses during the three months ended March 31, 2020 compared to 2019 was driven by a reduction in G&A spending for advertising, contractor costs related to the Greenlight platform and software development costs. The company made a significant investment in the Leafbuyer website technology and an enterprise level loyalty and texting platform. Most of those expenses have been realized and the company plans for most further development to be done in house by Leafbuyer technology employees that we already have on staff.

Comparison of results of operations for the nine months ended March 31, 2020 and 2019

	Nine Months Ended March 31,
	2020	2019	Change	%
Sales revenue	$1,870,518	$1,296,550	$573,968	44%

Total operating expenses	5,602,476	5,757,201	(154,725)	(3)%

Interest expense	(676,475)	(356,265)	320,210	90%

Net loss	$(4,408,433)	$(4,816,916)	$(408,483)	(8)%

Sales Revenue, Cost of Revenue and Gross Profit

Revenues increased for the nine months ended March 31, 2020 compared to the same period in 2019 as we expanded our customer base and continued to implement our growth plan. Through our national network of cannabis deals and information, we are able to reach millions of consumers monthly and are looking to continue to expand our presence in the marketplace.

Operating Expenses

	Nine Months Ended March 31,
	2020	2019	Change	%
Selling expenses	$714,585	$200,300	$514,285	257%
General and administrative	1,935,319	2,935,797	(1,000,478)	(34)%
Wages, payroll taxes and other employee expenses	2,240,246	1,425,735	814,511	57%
Stock based compensation expense	712,326	1,195,369	(783,043)	(40)%
	$5,602,476	$5,757,201	$(154,725)	(3)%

The decrease in operating expenses during the nine months ended March 31, 2020 compared to 2019 was driven by a reduction in G&A costs such as outsources development, which was offset by our growth and expansion, particularly on the personnel side as we added new sales and account management staff to sell our services in new markets and handle the increased customer base.

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

At March 31, 2020 we had $642,656 in cash and cash equivalents. Our cash flows from operating, investing and financing activities were as follows:

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended March 31,
	2020	2019
Net cash used in operating activities	$(2,797,081)	$(2,355,276)
Net cash used in investing activities	$(492,899)	$(449,241)
Net cash provided by financing activities	$3,750,989	$2,991,962

Working Capital

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $2,213,489 and $2,897,850, respectively, as of March 31, 2020 and June 30, 2019. The decrease in working capital is due to the net loss for the period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended March 31, 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020 and June 30, 2019.

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

The Company considered all of the economic factors that may affect its revenues. Because all of its revenues are from cannabis customers, there are no differences in the nature, timing an uncertainty of the Company’s revenue and cash flows from any of its product lines.

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services such as bulk texting. The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligation under these arrangements. There is no significant judgment performed by management and revenue recognized from deferred revenue during the three months and nine months ended March 31, 2020 is $4,448 and $119,668, respectively.

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

As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Please see our Form 10-K, annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2019 and filed on September 24, 2019 for Item 9A. Controls and Procedures.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Under the supervision of our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2020 using the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Changes in Internal Control

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as a result of the Company’s recent change of control, we have added several additional employees in accounting which we hope will improve the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

On July 2, 2019, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of common stock (the “Shares”), par value $0.001 per share, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The Purchase Agreement contained customary representations and warranties. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company was obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement. All shares of common stock and shares of common stock underlying the warrants have been registered.

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

The Company issued 30,299,998 shares of common stock pursuant to the Purchase Agreement, as well as the exercise of the Series C Warrants and fees paid in shares of common stock. The Company received approximately $4,038,000, net of the placement fees, legal and other expenses incurred for the placement of the Shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: May 14, 2020	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

