Form 10-K
period 2020-06-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2020-09-25
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2020 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number: 333-206745

LEAFBUYER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3944821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6888 S. Clinton Street, Suite 300, Greenwood Village, CO 80112

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code (720)-235-0099

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for this purpose, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of December 31, 2019, the last day of business day of the Registrant’s most recently completed second fiscal quarter was $9,036,888 based on $0.115 per share price.

The number of shares of outstanding of the Registrant’s Common Stock as of September 24, 2020 was 82,082,800

DOCUMENTS INCORPORATED BY REFERENCE

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

Business Overview

Leafbuyer.com Platform

The Company’s wholly owned subsidiary, LB Media Group, LLC has evolved and grown as a listing website to a comprehensive marketing technology platform that focuses on new customer acquisition, retention and now online-order ahead services. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through SMS and MMS messaging to inform consumers of specials as well as confirm online ordering details. This creates more diverse product offering for our clients.Leafbuyer proprietary systems are integrated to form a seamless process for the user to find, research, compare and communicate on the thousands of products available.The Company’s website, Leafbuyer.com, and its progressive web application hosts a robust search algorithm similar to popular travel or hotel sites, where consumers can search the database for appealing offers. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery.With a worldwide pandemic from Covid-19, the need for an order ahead solution in the cannabis industry was put to the test in early March of 2020. Technology enhancements were made that now include delivery features for medical and recreational stores, increased POS integrations and real-time notifications.

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

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been estimated by grandviewresearch.com, to exceed $73 billion in revenue by the year 2027. The founders and board of directors have been, and will continue to be, aggressive in pursuing long-term opportunities.

We will be announcing a major addition to our platform shortly that will allow an “all in one” platform that is completely customizable for our clients.This will tie all Leafbuyer products into one device that will give our customers the ability to control messaging through multiple avenues and receive real-time updates. This will give the consumers the ability to search, shop, earn rewards, place orders and communicate with their favorite stores all in one place.

COVID -19 and Worldwide Pandemic Outlook

The Company was affected in March by the COVID-19 outbreak and worldwide pandemic. The Company saw some postponements in orders in the first few weeks March 2020 but by the end of March 2020 orders stabilized to a normal level. The Company has made a significant pivot to have the complete solution when it comes to online ordering and communication.

The Team

The Company has 29 full-time employees working out of its headquarters in Greenwood Village, Colorado. In addition, the Company currently has sales teams in California and Oklahoma. Leafbuyer also has relationships with numerous contractors which it retains from time to time.

A majority of our employees are involved in sales and customer service.

One of the Company’s top priorities in 2020 has been recruiting and retaining some of the top talent in the cannabis and technology industries.

Growth State by State

As new states continue to legalize and the market expands, so does Leafbuyer.As of September 2020, Leafbuyer now works with clients in 24 legal states including California, Colorado, Washington, Oklahoma, Oregon, and Michigan and we are continuing our efforts to expand into all legal markets.Our primary focus are markets that have the most potential and that are continuing to expand and show stability.

The marginal cost for Leafbuyer to enter a market is minimal in comparison to growers or retail operations. In order for us to enter a new market, most of our costs include sales and marketing personnel and grassroots efforts to grow the consumer base in the new market. With the changing times of Covid-19, virtual meetings have doubled and are more accepted reducing the cost of travel and office space into smaller markets.

We have formed many partnerships in the industry with Point of Sale and other ancillary companies to expand our referral and VAR programs.This gives Leafbuyer more access to new potential customers in smaller markets at a very minimal cost.We will continue to expand this program as a complementary resource for expansion into other markets.

2020 and Beyond

The global legal marijuana market size is expected to reach $66.3 billion by the end of 2025, according to a new report by Grand View Research, Inc. It is anticipated to expand at a compound annual growth rate of 23.9% during the forecast period. Increasing legalization of marijuana for medicinal and recreational purposes is expected to continue.

Our business model is designed to benefit from this trend. When a new state passes a medical or recreational cannabis law, we can start marketing to consumers and businesses in that state with minimal marginal cost. Because Leafbuyer is not involved in the production or sale of cannabis, we do not have to build expensive grow operations and open brick and mortar stores. As more states pass laws to offer legal cannabis products, we begin marketing into the state and sign up dispensaries to be on the Leafbuyer platform.

The Company also plans to accelerate growth in our loyalty platform. The loyalty product line ties into other Company offerings to complement and provide a truly unique value proposition. Loyalty is monetized through a monthly fee and a cost per text model. The Company anticipates a significant opportunity to increase revenue by expanding this product offering.

We plan to grow the Company organically through the aggressive deployment of sales and marketing resources into legal cannabis states. We understand that to obtain significant market share in the industry in the future will require us to look for acquisitions for a significant portion of that growth. However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to the Company.

ITEM 1A. RISK FACTORS

Risks Related to the Business

We have minimal financial resources. Our Company Financial Statements includes a footnote disclosure stating that there is substantial doubt about our ability to continue as a going concern.

Leafbuyer Technologies, Inc. is an early stage Company and has minimal financial resources. We had a cash balance of $1,309,912 as of June 30, 2020. We had an accumulated deficit of $15,839,678 at June 30, 2020. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. No assurances can be given that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

Our current Board of Directors and executive officers hold approximately 26.7% of the voting power of the Company’s outstanding voting capital stock as of June 30, 2020. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without the aforementioned consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with the Company and the Company’s shareholders.

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

The market price for our stock may be volatile and subject to fluctuations in response to factors, including the following:

●	the increased concentration of the ownership of our shares by a limited number of affiliated stockholders following the share exchange may limit interest in our securities;

●	variations in quarterly operating results from the expectations of securities analysts or investors;

●	revisions in securities analysts’ estimates or reductions in security analysts’ coverage;

●	announcements of new products or services by us or our competitors;

●	reductions in the market share of our products and services;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	general technological, market or economic trends;

●	investor perception of our industry or prospects;

●	insider selling or buying;

●	investors entering into short sale contracts;

●	regulatory developments affecting our industry; and

●	additions or departures of key personnel.

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

TEM 1B. UNRESOLVED STAFF COMMENTS

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

	Year ended June 30, 2020
	High	Low
Quarter ended June 30, 2020	$0.10	$0.07
Quarter ended March 31, 2020	$0.15	$0.06
Quarter ended December 31, 2019	$0.23	$0.08
Quarter ended September 30, 2019	$0.80	$0.11

	Year ended June 30, 2019
	High	Low
Quarter ended June 30, 2019	$1.28	$0.74
Quarter ended March 31, 2019	$1.73	$0.44
Quarter ended December 31, 2018	$2.33	$0.43
Quarter ended September 30, 2018	$2.40	$0.55

Holders

As of June 30, 2020, there were approximately 15,000 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On July 2, 2019, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which the Company agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of common stock (the “Shares”), par value $0.001 per share, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company was obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement. All shares of the common stock and shares of common stock underlying the warrants have been registered.

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

The Company was formed as AP Event, Inc., (“Registrant”) a Nevada corporation on October 16, 2014. The Registrant was originally in the business of travel agency to provide individual and group leisure tours to music festivals, and concerts combined with local excursions. On March 21, 2017 LB Media Group, LLC (“LB Media”) acquired eighty percent (80%) of the outstanding common stock of the Registrant. On March 23, 2017, the Registrant consummated an Agreement and Plan Merger (“Merger”) with LB Media and LB Acquisition Corp., a wholly owned subsidiary of the Registrant, whereby LB Acquisition was merged with and into LB Media Group, LLC. Simultaneously with the Merger, the Registrant accepted subscriptions in a private placement offering (“Offering”) of its Common Stock. As a result of the Merger, LB Media became a wholly owned subsidiary of the Registrant and following the consummation of the Merger and giving effect to the securities sold in the Offering, the members of LB Media beneficially own approximately fifty-five percent (55%) of the issued and outstanding Common Stock of the Registrant.

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

On April 19, 2018, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN Ltd. (“Investor”), a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, whereby the Company sold and the Investor purchased 869,565 shares of the Company’s common stock for One Million Dollars ($1,000,000), Additionally, under the SEDA the Company may sell to the Investor up to $5 million of shares of Common Stock over a two-year commitment period. Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly issued shares of its common stock to the Investor at a discount to market of 8% of the lowest daily volume weighted average price during the relevant pricing period. The Company is obligated to registered the Initial Shares, the Commitment Shares (as defined below), and the shares of Common Stock issuable under the SEDA pursuant to a registration statement under the Securities Act of 1933, as amended (the Securities Act”).

During October and November 2018, the Company used the SEDA to receive $1,045,000. The Company issued 1,116,738 common shares which were valued at fair market at the date issued.

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the Purchase Agreement.

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

The Company issued 30,299,998 shares of common stock for the private placement and the issuance of Series C Warrants. The Company received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the share. The investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share.

The equity incentive plan of the Company dated February of 2017 was amended and restated by The Board of Directors of the Company in April 2020 to increase the number of options available from 10,000,000 to 20,000,000.

Business Overview

Leafbuyer.com Platform

The Company’s wholly owned subsidiary, LB Media Group, LLC has evolved and grown as a listing website to a comprehensive marketing technology platform that focuses on new customer acquisition, retention and now online-order ahead services. With the increased popularity of Leafbuyers texting/loyalty program, clients can communicate through SMS and MMS messaging to inform consumers of specials as well as confirm online ordering details. This creates more diverse product offering for our clients. Leafbuyers proprietary systems are integrated to form a seamless process for the user to find, research, compare and communicate on the thousands of products available.The Company’s website, Leafbuyer.com, and its progressive web application hosts a robust search algorithm similar to popular travel or hotel sites, where consumers can search the database for appealing offers. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery.With a worldwide pandemic from Covid-19, the need for an order ahead solution in the cannabis industry was put to the test in early March of 2020. Technology enhancements were made that now include delivery features for Medical and Recreational stores, increased POS integrations and real-time notifications.

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

Results of Operations for the years ended June 30, 2020 versus June 30, 2019

The following table summarizes the results of operations for the years ended June 30, 2020 and 2019:

	Year Ended	Year Ended
	June 30, 2020	June 30, 2019

Revenue	$2,528,356	$1,789,823
Cost of revenue	1,767,855	1,289,583
Gross profit	760,501	500,240

Operating expenses:
Selling expenses	842,736	1,249,539
General and administrative	4,409,769	5,124,824
Total operating expenses	5,252,505	6,374,363

Loss from operations	(4,492,004)	(5,874,123)

Interest expense	(1,017,244)	(679,543)
Net loss	$(5,509,248)	$(6,553,666)

Revenues

During the year ended June 30, 2020, we generated $2,528,356 of revenues, compared to revenues of $1,789,823 during the year ended June 30, 2019. The increase of $738,533 or 41% was primarily due to recent expansion of our platform that enables us to sell more to a single customer, increasing our per customer revenue and the initial expansion of our services into additional states. Our market penetration is still below 25% in Colorado and less than 1% in other states. Management expects to have continued high quarter over quarter revenue growth as we expand our platform and our geographical service area.

Gross profit increased to $760,501 for the period ended June 30, 2020 which was an increase of $260,261 or 52% over the same period last year of June 30, 2019.  Gross profit as a percentage of revenue increased from 28% to 30% for the period ended June 30, 2020 over June 30, 2019.

The overall focus of the Company is to continue to grow revenue while expanding the geographic footprint of operations. We will continue to broaden the Leafbuyer technology platform to increase the opportunity for customer value creation and upsell of our product line. Anticipated growth will come from both organic sources and acquisitions. The Company is constantly looking for acquisitions to complement the current platform and expand geographic reach.

Expenses

During the year ended June 30, 2020, we incurred total operating expenses of $5,252,505, including $4,409,769 in general and administrative expenses, and $842,736 in selling expenses. During the year ended June 30, 2019, we incurred total operating expenses of $6,374,363, including $5,124,824 in general and administrative expenses, and $1,249,539 in selling expenses The decrease of $1,121,858 or 18% was primarily due less stock compensation expense. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

Net Loss

During the year ended June 30, 2020 we incurred a net loss of $5,509,248, compared to a net loss of $6,553,666 for the year ended June 30, 2019.

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

At June 30, 2020 we had $1,309,912 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year Ended June 30,
	2020	2019
Net cash used in operating activities	$(2,808,559)	$(2,888,580)
Net cash used in investing activities	$(559,667)	$(922,558)
Net cash provided by financing activities	$4,496,491	$3,616,847
Net change in cash and cash equivalents	$1,128,265	$(194,291)

As of June 30, 2020, we had $1,309,912 in cash and cash equivalents and a working capital deficit of $1,844,178. We are dependent on funds raised through equity financing. Our cumulative net loss of $16,001,124 was funded by equity financing. During the year ended June 30, 2020, we have raised gross proceeds of $1,717,478 in cash from borrowings from related parties and through government supported disaster relief programs.

During the year ended June 30, 2020, we used $2,808,559 in operating activities. During the year ended June 30, 2019, we used $2,888,580 from operating activities.

During the year ended June 30, 2020, we used $559,667 in investing activities, primarily related to the enhancements of our software compared to $922,558 of similar investing activities during the year ended June 30, 2019.

Net cash flow provided by financing activities for the years ended June 30, 2020 and 2019 was approximately $4,496,491 and $3,616,847, respectively.

Our increase in cash and cash equivalents for the year ended June 30, 2020 was primarily borrowings from related parties and through government supported disaster relief programs.

During the year ended June 30, 2020, our monthly cash requirements to fund our operating activities, was approximately $100,000, compared to approximately $150,000 during the year ended June 30, 2019. In the absence of the continued sale of our common and preferred stock or advances from related parties, our cash of $1,309,912 as of June 30, 2020 is insufficient to cover our current monthly burn rate for next twelve months.

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

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the year ended June 30, 2020.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2020. The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2020, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

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

We will attempt to implement the remediation efforts set out herein by the end of the 2021 fiscal year. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for years ended June 30, 2020 and 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since

Kurt Rossner	51	Chairman, Chief Executive Officer and President	March 23, 2017
Mark Breen	48	Chief Financial Officer and Director	March 23, 2017
Michael Goerner	51	Treasurer, Chief Technology Officer and Director	March 23, 2017
Jeff Rudolph	59	Director	October 15, 2018
Kristin Baca	50	Director	October 15, 2018

Kurt Rossner, 51, Co-Founder, Chairman and Chief Executive Officer

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

Mark Breen, 48, Co-Founder, Director and Chief Financial Officer

Prior to Co-founding LB Media Group in May 2013, Mr. Breen served in various Sales Executive positions at CBS Corporation from Oct 2010 to October of 2013. Mr. Breen heads up the Company’s sales and market expansion strategy. He has worked in various sales, operation and management positions within Tribune Broadcasting, Gannett and CBS in both Chicago and Denver over his 20-year career. Mr. Breen earned a Bachelor of Arts Degree in Broadcasting from Western Illinois University

Michael Goerner, 51, Co-Founder, Director and Chief Technology Officer

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

Jeff Rudolph, 59, Director

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

Kristin Baca, 50, Director

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2020 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

The Audit Committee is primarily concerned with the effectiveness of the Company’s accounting policies and practices, its financial reporting and its internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of the Company’s books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met three times during the year ended June 30, 2020.

The Audit Committee is presently composed of three members: Jeffrey Rudolph, Kristin Baca and Kurt Rossner. The Board of Directors has determined that Kristin Baca is considered “audit committee financial expert” (as defined by rules of the SEC) and that each of the “audit committee financial expert’s” meet the independence criteria.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the fiscal years ended June 30, 2020, 2019 and 2018.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total Compensation
Kurt Rossner Chief Executive Officer and Director	2020	124,039	-	-	102,650	-	-	-	226,689
	2019	110,000	-	-	-	-	-	-	110,000
	2018	83,615	-	-	1,277,000	-	-	-	1,360,615

Mark Breen Chief Financial Officer, Director	2020	124,039	-	-	101,660	-	-	-	225,639
	2019	110,000	-	-	-	-	-	-	110,000
	2018	83,615	-	-	1,277,000	-	-	-	1,360,615

Micheal Goener, Treasurer, Director	2020	106,154	-	-	96,350	-	-	-	202,504
	2019	110,000	-	-	-	-	-	-	110,000
	2018	83,615	-	-	1,277,000	-	-	-	1,360,615

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 30, 2020 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2020, there were 81,772,802 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of June 30, 2020.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Kurt Rossner(3)	7,250,012	8.9%
Mark Breen(3)	7,250,012	8.9%
Michael Goerner(3)	7,250,012	8.9%
Jeffrey Rudolph	68,056	*
Kristin Baca	12,500	*
All officers and directors as a group (five persons)	21,830,592	26.7%
5% Beneficial Owners:
Anson Investments Master Fund LP(4)	8,112,980	9.9%
Hudson Bay Master Fund LTD(5)	8,112,980	9.9%

__________

*	less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is the Company’s address.

(2)

Applicable percentage ownership is based on 81,772,802 shares of common stock outstanding as of June 30, 2020 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2020, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2020, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

Excludes 1,000,000 shares of Series A Preferred Stock and 1,000,000 options granted pursuant to the Issuer’s 2017 Equity Incentive Plan. The Series A Shares are convertible into the greater of one share of Common Stock or a number of shares of Common Stock so that the Series A holders would hold 55% of the number of outstanding shares of Common Stock. The Series A Shares vote on an “as-converted” basis.

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

The Company issued 30,299,998 shares of common stock for the private placement and the issuance of the Series C Warrants. The Company received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the share. The investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share.

Related Person Transaction Policy

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

In March 2020, the Company entered into a promissory note with the Chief Executive Officer for $600,000 in exchange for a total of $565,000 cash payments. The note has an interest rate of 8% and matures on December 1, 2020.

In March 2020, the Company entered into a promissory note with the Chief Technology Officer for $50,000. The note has an interest rate of 8% and matures on January 1, 2021.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended June 30, 2020 and 2019, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2020 ($)	Year Ended June 30, 2019 ($)
Audit fees	$44,480	$42,120
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$44,480	$42,120

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

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

Date: September 25, 2020	LEAFBUYER TECHNOLOGIES, INC.

	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Kurt Rossner	Chief Executive Officer, Director	September 25, 2020
Kurt Rossner	(Principal Executive Officer)

/s/ Mark Breen	Chief Financial Officer, Director	September 25, 2020
Mark Breen	(Principal Financial and Accounting Officer)

/s/ Michael Goerner	Chief Technology Officer, Director	September 25, 2020
Michael Goerner

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Leafbuyer Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leafbuyer Technologies, Inc. and its subsidiary (“the Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with generally accepted accounting principles in the United States of America.

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

Lakewood, Colorado

September 25, 2020

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$1,309,912	$181,647
Accounts receivable (net of allowance for doubtful accounts of $14,037 and $53,815, respectively)	14,037	68,821
Inventory	622	1,230
Prepaid expenses and other current assets	87,895	129,323
Total current assets	1,412,466	381,021
Noncurrent assets:
Fixed assets and intangible assets, net	3,398,370	3,534,174
Right of use asset	165,965	-
Total assets	$4,976,801	$3,915,195

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$487,890	$290,032
Accrued liabilities	413,314	530,968
Deferred revenue	117,904	275,624
Lease obligation, current	103,049	-
Debt, current	2,134,487	2,182,247
Total current liabilities	3,256,644	3,278,871
Debt, non current	1,102,478	-
Lease obligation, net of current portion	65,149	-
Total liabilities	4,424,271	3,278,871

Commitments and contingencies (Note 6)	-	-

Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding for class A convertible preferred stock and 1,120,000 and 1,120,000 shares issued and outstanding for class B convertible preferred stock at June 30, 2020 and June 30, 2019, respectively	4,120	4,120
Common stock, $0.001 par value; 150,000,000 shares authorized; 81,772,802 shares issued and outstanding at June 30, 2020 and 47,914,967 shares issued and outstanding at June 30, 2019, respectively	81,773	47,915
Additional paid in capital	16,467,761	11,076,165
Accumulated deficit	(16,001,124)	(10,491,876)
Total equity (deficit)	552,530	636,324
Total liabilities and equity	$4,976,801	$3,915,195

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years Ended June 30,
	2020	2019

Revenue	$2,528,356	$1,789,823
Cost of revenue	1,767,855	1,289,583
Gross profit	760,501	500,240

Operating expenses:
Selling expenses	842,736	1,249,539
General and administrative	4,409,769	5,124,824
Total operating expenses	5,252,505	6,374,363

Loss from operations	(4,492,004)	(5,874,123)

Interest expense	(1,017,244)	(679,543)

Net loss	$(5,509,248)	$(6,553,666)

Net loss per common share:
Basic and diluted	$(0.07)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	75,181,637	44,900,459

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,509,248)	$(6,553,666)
Adjustments to reconcile net income to net cash used in operating activities
Stock based compensation	818,252	2,285,543
Stock issued for services	41,230	48,690
Amortization of note payable discount	861,699	573,371
Depreciation	695,471	389,257
Changes in assets and liabilities:
Accounts receivable	54,784	(60,542)
Inventory	608	2,300
Prepaid expenses and other	41,428	43,243
Accounts payable and accrued liabilities	197,858	(751)
Other assets and liabilities, net	(10,641)	383,975
Net cash used in operating activities	(2,808,559)	(2,888,580)

Cash flows from investing activities:
Capitalized Software	(559,667)	(922,558)
Net cash provided by (used in) investing activities	(559,667)	(922,558)

Cash flows from financing activities:
Proceeds from issuance of stock	4,037,888	1,136,847
Proceeds from issuance of related party debt	615,000	-
Proceeds from issuance of government relief debts	1,102,478	-
Proceeds from issuance of debt	-	2,700,000
Repayment of debt	(1,258,875)	(220,000)
Net cash provided by financing activities	4,496,491	3,616,847

Net change in cash and cash equivalents	1,128,265	(194,291)
Cash and cash equivalents, beginning of period	181,647	375,938
Cash and cash equivalents, end of period	$1,309,912	$181,647

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$83,645	$-
Cash paid for taxes	$-	$-
Issuance of common stock for acquisition of intangible assets	$262,500	$2,800,000
Issuance of common stock for conversion of notes payable and accrued interest	$131,000	$460,336

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Equity

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

June 30, 2018	4,120,000	$4,120	42,661,228	$42,661	$3,133,531	$(3,938,210)	$(757,898)

Issuance of common stock for exercise of options	-	-	367,387	367	91,480	-	91,847
Stock based compensation	-	-	-	-	2,285,543	-	2,285,543
Issuance of warrant for convertible note payable	-	-	-	-	257,171	-	257,171
Issuance of common stock in conversion of notes payable and accrued interest	-	-	123,324	123	119,800	-	119,923
Issuance of common stock for cash	-	-	1,116,738	1,117	1,043,883	-	1,045,000
Issuance of common stock for services	-	-	72,000	72	48,618	-	48,690
Issuance of common stock for acquisition	-	-	2,916,667	2,917	2,797,083	-	2,800,000
Beneficial Conversion Feature of Notes Payable	-	-	-	-	839,378	-	839,378
Issuance of common stock for convertible note payable	-	-	657,623	658	459,678	-	460,336
Net loss	-	-	-	-	-	(6,553,666)	(6,553,666)
June 30, 2019	4,120,000	$4,120	47,914,967	$47,915	$11,076,165	$(10,491,876)	$636,324

Issuance of common stock for cash	-	-	30,299,998	30,300	4,007,588	-	4,037,888
Stock based compensation for employees	-	-			714,638	-	714,638
Issuance of Common Stock for employee Compensation			860,950	861	102,753		103,614
Issuance of common stock for services	-	-	515,000	515	40,715	-	41,230
Issuance of common stock in conversion of notes payable and accrued interest			1,815,220	1,815	129,185		131,000
Beneficial Conversion Feature of Notes Payable					134,584		134,584
Issuance of common stock for acquisition	-	-	366,667	367	262,133	-	262,500
Net loss	-	-	-	-	-	(5,509,248)	(5,509,248)
June 30, 2020	4,120,000	$4,120	81,772,802	$81,773	$16,467,761	$(16,001,124)	$552,530

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

Going Concern

As of June 30, 2020, we had $1,309,912 in cash and cash equivalents and a working capital deficit of $1,844,178. We are dependent on funds raised through equity financing. Our cumulative net loss of $16,001,124 was funded by equity financing and we reported a net loss of $5,509,248 for the year ended June 30, 2020. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement our business plan of expansion of products, geographical locations we sell our services and deeper market penetration will generate additional revenues and eventually positive cash flow and provide opportunity for the Company to continue ,as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.

Note 2 —Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

Management uses estimates and assumptions in preparing these consolidated financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Examples of estimates include loss contingencies; useful lives of our fixed assets and intangible assets; allowances for doubtful accounts; and stock-based compensation forfeiture rates. Examples of assumptions include: the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended June 30, 2019 to conform to the presentation as of and for the year ended June 30, 2020.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit, and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2020 and 2019, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of June 30, 2020, the Company had $1,050,000 in excess of federally insured limits.

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

Inventory

Inventory consists of merchandise and is stated at the lower of cost or net realizable value, determined by last-in, first-out method or market, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. A reserve is recorded for any inventory deemed excessive or obsolete. No reserve is considered necessary at June 30, 2020 and 2019.

Internal Use Software

The Company capitalizes certain development costs related to upgrades and enhancements to its cloud commerce platform when it is probable the expenditures will result in additional functionality. Such development costs are capitalized when the preliminary project stage is completed and it is probable that the project will be completed and the software will be used to perform the function intended. These capitalized costs include external direct costs of services consumed in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs cease once the project is substantially complete and the software is ready for its intended purpose. Post configuration training and maintenance costs are expensed as incurred. Capitalized internal use software costs are recorded as part of fixed assets and intangible assets and amortized using a straight-line method, over the estimated useful life of the software, generally three to seven years, commencing when the software is ready for its intended use.

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of June 30, 2020 and 2019, there were no impairments of long-lived assets.

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

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance same principles as awards to employees. Such options are valued using the Black-Scholes option pricing model.

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

Loss per Share

Basic loss per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the years ended June 30, 2020 and 2019.

Leases

Effective on July 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (“Topic 842”) using the modified retrospective method. This new accounting standard requires a lessee to recognize an asset and liability for most leases on its balance sheet. Upon adoption, right-of-use (ROU) assets and lease liabilities for operating leases were recorded in the amount of $301,885 and $308,843, respectively. Disclosure requirements for the reporting period beginning July 1, 2019 is presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under ASC 840, Leases (“Topic 840”).

The Company elected the practical expedient method permitted under the transition guidance, which allows a carryforward of historical lease classification, the assessment on whether a contract was or contains a lease, and the initial direct costs for any leases that existed prior to July 1, 2019. The Company also elected to recognize the associated lease payments in the consolidated statements of operations on a straight-line basis over the lease term.

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement and leases with an initial term of 12 months or less are not included in lease liabilities or ROU asset. As most leases do not provide an implicit rate, a rate which approximates the Company’s incremental borrowing rate is used, based on the information available at commencement date, in determining the present value of lease payments. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred. Lease agreements generally do not contain residual value guarantees or restrictive covenants. Over the lease term, the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized in a manner that results in straight-line expense recognition.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2020, the Company had approximately $16,000,000 of net operating loss carry forward that was unrecognized tax benefits.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2020, other than as disclosed in Note 6.

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and the net operating loss incurred after December 31, 2017 can be carried forward indefinitely and the two year net operating loss carried back was eliminated (prohibited).

Revenue Recognition

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) effective as of the annual reporting period beginning after December 15, 2017 we adopted the retrospective application of Topic 606 with the cumulative effect of initially applying Topic 606 recognized at the date of initial application and providing certain additional disclosures as defined per Topic 606. We determined that any cumulative effect for the initial application did not require an adjustment to retained earnings at July 1, 2018.

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

Costs of Services

Costs of services primarily consists of the costs associated with the operation of the Company’s platform, such as third party fees paid for texting services, server and hosting charges, technology support costs, amortization, maintenance costs, staff costs and other expenses directly attributable to the online marketplace services.

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). ASU 2018-13 adds, modifies, and removes certain fair value measurement disclosure requirements. For private companies, ASU 2018-13 is effective for annual beginning after December 15, 2019. The Company is currently evaluating the effect of adopting this ASU on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40). ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The pronouncement will be effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted but no earlier than fiscal years beginning December 15, 2020.

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future condensed consolidated financial statements.

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following:

	June 30, 2020	June 30, 2019

Software platform	$4,482,225	$3,922,558
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(1,085,355)	(389,884)
Property and equipment, net	$3,398,370	$3,534,174

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the 2018 agreement. During the year ended June 30, 2020 and June 30, 2019 the Company capitalized $559,667and $922,558, respectively of software enhancements.

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $695,103 during the year ended June 30, 2020 and for the same period ended 2019 amortization expenses was $388,752. Amortization expense for the next five years is as follows:

2021	$724,445
2022	724,445
2023	724,445
2024	622,359
Thereafter	602,676
Total Unamortized Expense	$3,398,370

Note 4— Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2020. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2020.

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

During October and November 2018, the Company used the SEDA to receive $1,045,000. The Company issued 1,116,738 common shares which were valued at fair market at the date issued.

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

In connection with the Purchase Agreement, the Company engaged Dawson James as its exclusive selling/placement agent. In connection with the transactions set forth in the Purchase Agreement, Dawson James received a fee equal to 10% of the Offering in cash plus warrants to purchase 360,577 shares of Common Stock at an exercise price of $0.78 per share, expiring in five years.

The Company issued 30,299,998 shares of common stock pursuant to the Purchase Agreement, as well as the exercise of the Series C Warrants and fees paid in shares of common stock. The Company received approximately $4,038,000, net of the placement fees, legal and other expenses incurred for the placement of the Shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,090 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share. If the investors choose to exercise all Series A and Series B Warrants, the Company would receive proceeds of $5,625,000.

The Series A Preferred Shares of 3,000,000 units are convertible into the greater of one share of Common Stock or a number of shares of Common Stock so that the Series A holders would hold 55% of the number of outstanding shares of Common Stock. The Series A Shares vote on an “as-converted” basis. The Series B Convertible Preferred Stock of 1,120,000 units are convertible into 1,120,000 common shares.

Issuance of Common Stock

During the year ended June 30, 2020 the Company issued 860,950 shares of Common Stock to employees. These shares were valued at fair market value of $103,614 and expensed in the accompanying Consolidated Statement of Operations.

During the year ended June 30, 2020, the Company issued 1,815,220 shares of Common Stock to Note Payable Holders are satisfaction of these obligations. These shares were valued at fair market value of $131,000.

During the year ended June 30, 2020, the Company issued 366,667 shares of Common Stock to shareholders of GTI as additional consideration for the 2019 software acquisition. These shares were valued at fair market value of $262,500.

During the year ended June 30, 2020, the Company accepted subscriptions for the issuance of 30,299,998 shares of Common Stock for total subscriptions of $4,037,888 in cash, as described above.

During the year ended June 30, 2020, the Company issued 500,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $40,000 and expensed in the accompanying Consolidated Statement of Operations.

During the year ended June 30, 2020, the Company issued a total of 15,000 shares of Common Stock to two members of the Board of Directors for services rendered. These shares were valued at fair market value of $1,230 and expensed in the accompanying Consolidated Statements of Operations.

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

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $193,052, accruing at 12% at June 30, 2020, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. On April 15, 2019, the investor has agreed to extend the Convertible Note for six months to September 2019 and as of June 30, 2020, the Convertible Note is payable upon demand.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. As of June 30, 2020, $220,000 of the Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price which resulted in the issuance of common stock valued at $131,000 and the repricing of the beneficial conversion feature impacting additional paid in capital by $134,584. As of June 30, 2020, $533,000 of the Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. The remaining principal of $390,125 is due on August 2020. The unamortized discounts to the note as of June 30, 2020 are $43,727.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 8) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense. The note has an interest rate of 8% and matures on December 1, 2020.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 8) with a face value of $50,000. The note has an interest rate of 8% and matures on January 1, 2021.

On April 30, 2020 the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $2,437 The balance of principal and interest is payable thirty years from the date of the promissory note.

On May 29, 2020, the Company was granted a loan from American Express National Bank in the aggregate amount of $602,478, pursuant to the Paycheck Protection Program (“PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan which was in the form of a Note dated May 29, 2020, matures on May 29, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 29, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot be assured that the Company will be ineligible for forgiveness of the loan, in whole or in part.

The Company recognized $981,423 and $479,678 of interest expense for the years ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and 2019, accrued interest on the above notes was $186,360 and $118,193, respectively. The weighted average interest rates as of June 30, 2020 and 2019 was 5.65% and 6.80%.

Notes payable and long-term debt outstanding as of June 30, 2020 and 2019 are summarized below:

	Maturity Date		June 30, 2020	June 30, 2019
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $14,320, respectively	Due on Demand		$150,000	$150,000
10% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $28,589, respectively	Due on Demand		440,000	411,411
10% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $14,295, respectively	Due on Demand		—	205,705
10% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $14,295, respectively	Due on Demand		220,000	205,705
7% $426,667 Convertible Note Payable, net of unamortized discount of $35,866 and $314,40, respectively	August 15, 2020		182,326	112,266
7% $106,667 Convertible Note Payable, net of unamortized discount of $78,601	August 15, 2020		—	28,066
7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $153,786, respectively	September 20, 2020		—	59,547
7% $213,333 Convertible Note Payable, net of unamortized discount of $28,492 and $153,786, respectively	September 20, 2020		164,072	59,547
5% Note Payable	Due on Demand		—	600,000
8% $600,000 Related party Note Payable, net of unamortized discount of $21,911	December 1, 2020		578,089	—
8% $50,000 Related Party Note Payable	January 1, 2021		50,000	—
5% Note Payable	Due on Demand	(1)	350,000	350,000
1% PPP Note Payable	May 29, 2022		602,478	—
3.75% SBA EIDL Note Payable	April 30, 2050		500,000	—
Total notes payable			3,236,965	2,182,247
Less current portion of notes payable			2,134,487	2,182,247
Notes payable, less current portion			$1,102,478	$—

__________

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 —Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of June 30, 2020, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 —Risks and Uncertainties

The Company does not have a concentration of revenues from any individual customer (less than 10%).

The Company operates in a rapidly evolving and highly regulated industry and will only conduct business in legal cannabis markets.

The Company was affected in March by the COVID-19 outbreak and worldwide pandemic. The Company saw some postponements in orders in the first few weeks March 2020 but by the end of March 2020 orders stabilized to a normal level. The Company has made a significant pivot to have the complete solution when it comes to online ordering and communication.

Note 8 — Stock Based Compensation and Payments

The equity incentive plan of the Company was established in February of 2017. The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares, provided that the number of options issued do not exceed 20,000,000. The options are exercisable for a period of up to 10 years from the date of the grant. The number of shares authorized to be issued under the equity incentive plan was increased from 10,000,000 to 20,000,000 through consent of stockholders to amend and restate the equity incentive plan.

The following table reflects the continuity of stock options for the years ended June 30, 2020:

A summary of stock option activity is as follows:

June 30, 2020

Number of options outstanding:
Beginning of year	4,598,823
Granted	13,593,375
Exercised, converted	-
Forfeited / exchanged / modification	(5,633,823)

End of period	12,558,375

Number of options vested at end of period	1,428,197
Number of options available for grant at end of period	5,257,288

Weighted average option prices per share:
Granted during the period	$0.07
Exercised during the period	$0.00
Terminated during the period	$0.45
Outstanding at end of period	$0.07
Exercisable at end of period	$0.07

The average fair value of stock options granted was estimated to be $0.07 per share for the period ended June 30, 2020. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2020

Expected option life (years)	2 - 4
Expected stock price volatility	227 to 230%
Expected dividend yield	—
Risk-free interest rate	0.44 to 0.54%

Stock-based compensation expense attributable to stock options was approximately $714,638 for the year ended June 30, 2020. As of June 30, 2020, there was approximately $783,222 of unrecognized compensation expense related to 12,552,375 unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At June 30, 2020, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants- SEDA Financing	86,957	2.80	$1.15
Warrants-Issued with Convertible Notes	600,000	3.23	$0.75
Warrants – Securities Purchase Agreement	360,577	4.02	$0.78
Warrants A – Securities Purchase Agreement	7,018,090	.02	$0.16
Warrants B – Securities Purchase Agreement	28,072,364	4.02	$0.16
Total	36,137,988

Note 9 — Related Party Transactions

In March 2020, the Company entered into a promissory note with the Chief Executive Officer for $600,000 in exchange for a total of $565,000 cash payments. The note has an interest rate of 8% and matures on December 1, 2020.

In March 2020, the Company entered into a promissory note with the Chief Technology Officer for $50,000. The note has an interest rate of 8% and matures on January 1, 2021.

Note 10 — Leases

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases maturing as of June 30:

Operating Leases
2021	$125,419
2022	70,843
Thereafter	-
Total minimum lease payments including interest	196,262
Less: Amounts representing interest	(28,064)
Present value of minimum lease payments	168,198
Less: Current portion of lease liabilities	(103,049)
Non-current portion of lease liabilities	$65,149

Cash payments on lease liabilities	$146,692
Weighted average remaining lease term	1 year
Weighted average discount rate	10%

Note 11 — Subsequent Events

Certain Promissory Notes outstanding as of June 30, 2020 matured in August and September of 2020 and the Company expects the Notes and accrued interest to be converted into Common Stock.

The Company has evaluated subsequent events through September 25, 2020 and has not identified any other items requiring additional disclosure.

