Form 10-Q
period 2020-09-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2020-11-16
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares of outstanding of the Registrant’s Common Stock as of November 13, 2020 was 82,681,244

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	September 30, 2020	June 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$882,227	$1,309,912
Accounts receivable (net of allowance for doubtful accounts of $7,452 and $14,037, respectively,)	25,198	14,037
Inventory	622	622
Prepaid expenses and other current assets	50,044	87,895
Total current assets	958,091	1,412,466
Noncurrent assets:
Fixed assets, net	3,217,258	3,398,370
Right of use assets	131,386	165,965
Total assets	$4,306,735	$4,976,801

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$160,292	$487,890
Accrued liabilities	836,057	413,314
Deferred revenue	84,784	117,904
Lease obligation, current	103,049	103,049
Debt, current	2,191,210	2,134,487
Total current liabilities	3,375,392	3,256,644

Debt, net of current portion	1,102,478	1,102,478
Lease obligation, net of current portion	29,168	65,149
Total liabilities	4,507,038	4,424,271

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding for class A convertible preferred stock and 1,120,000 and 1,120,000 shares issued and outstanding for class B convertible preferred stock at September 30, 2020 and June 30, 2020, respectively	4,120	4,120
Common stock, $0.001 par value; 150,000,000 shares authorized; 82,681,244 shares issued and outstanding at September 30, 2020 and 81,772,802 shares issued and outstanding at June 30, 2020	82,681	81,773
Additional paid in capital	16,581,054	16,467,761
Accumulated deficit	(16,868,158)	(16,001,124)
Total stockholders’ equity (deficit)	(200,303)	552,530
Total liabilities and stockholders’ equity (deficit)	$4,306,735	$4,976,801

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended September 30,
	2020	2019

Sales revenue	$652,723	$490,235
Cost of sales	455,819	448,743
Gross profit	196,904	41,492

Operating expenses:
Selling expenses	264,844	611,935
General and administrative	230,176	307,970
Personnel expenses	344,016	362,985
Stock based compensation expense	82,931	605,709
Total operating expenses	921,967	1,888,599

Loss from operations	(725,063)	(1,847,107)

Interest expense	(141,971)	(255,435)

Net loss	$(867,034)	$(2,102,542)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.03)

Weighted average common shares outstanding:
Basic and diluted	82,072,299	67,140,809

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2020	4,120,000	$4,120	81,772,802	$81,773	$16,467,761	$(16,001,124)	$552,530

Stock based compensation	-	-	-	-	54,123	-	54,123

Issuance of common stock for vendor payments	-	-	433,077	433	30,837	-	31,270

Issuance of common stock as employee compensation	-	-	475,365	475	28,333	-	28,808

Net loss	-	-	-	-	-	(867,034)	(867,034)

Balance, September 30, 2020	4,120,000	$4,120	82,681,244	$82,681	$16,581,054	$(16,868,158)	$(200,303)

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2019	4,120,000	$4,120	47,914,967	$47,915	$11,076,165	$(10,491,876)	$636,324

Stock based compensation	-	-	-	-	605,709	-	605,709

Issuance of common stock for cash	-	-	30,299,998	30,300	4,007,588	-	4,037,888

Issuance of common stock in settlement of acquisition	-	-	366,667	367	262,133	-	262,500

Net loss	-	-	-	-	-	(2,102,542)	(2,102,542)

Balance, September 30, 2019	4,120,000	$4,120	78,581,632	$78,582	$15,951,595	$(12,594,418)	$3,439,879

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(867,034)	$(2,102,542)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	114,201	605,709
Provision of bad debt expenses	-	7,452
Amortization of note payable discount	56,723	206,459
Depreciation and amortization	181,112	162,918
Changes in assets and liabilities:
Accounts receivable	(11,161)	11,822
Inventory	-	608
Prepaid expenses and other	37,851	24,857
Other Assets	(1,402)	-
Accounts payable	(327,598)	252,377
Accrued liabilities	389,623	-
Net cash used in operating activities	(427,685)	(830,340)

Cash flows from investing activities:
Capitalized software	-	(193,275)
Net cash used in investing activities	-	(193,275)

Cash flows from financing activities:
Proceeds from issuance of stock	-	4,037,888
Repayment of debt	-	(645,305)
Net cash provided by financing activities	-	3,392,583

Net change in cash and cash equivalents	(427,685)	2,368,968
Cash and cash equivalents, beginning of period	1,309,912	181,647
Cash and cash equivalents, end of period	$882,227	$2,550,615

Cash paid for interest	$-	$8,619
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$31,270	$-
Issuance of common stock for accrued expenses	$-	$262,500

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

All references herein to “us,” “we,” “our,” “Leafbuyer,” or the “Company” refer to Leafbuyer Technologies, Inc. and its subsidiary, LB Media.

Description of Business

LB Media was founded in 2012 by a group of technology and industry veterans and provides smart technology to the cannabis industry. Each month through the website and its partner sites, the Leafbuyer network reaches millions of cannabis consumers nationwide. This provides a valuable resource for dispensaries to reach new consumers while helping them grow their customer base. Leafbuyer Technologies Inc. also provides retention technology, including a robust Texting and Loyalty platform that is integrated into the Leafbuyer network. With the latest release of a customized branded application, dispensaries now have the ability to interact with their customer base 24/7. This application allows the customer to see the latest deals, check loyalty points, see purchase history and place orders, all through the convenience of their smart phone.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2020, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As of September 30, 2020, we had $882,227 in cash and cash equivalents and a working capital deficit of $2,417,301. We are dependent on funds raised through equity financing. Our cumulative net loss of $16,868,158 was funded by debt and equity financing and we reported a net loss of $867,034 for the three months ended September 30, 2020. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2020 Form 10-K. During the three months ended September 30, 2020, there were no significant changes made to the Company’s significant accounting policies

Use of Estimates

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

Note 3 — Property and Equipment

Property and equipment consist of the following:

	September 30, 2020	June 30, 2020

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(1,266,467)	(1,085,355)
Property and equipment, net	$3,217,258	$3,398,370

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the 2018 agreement. During the period ended September 30, 2020 there was no software capitalized and for the same period ended 2019, the Company capitalized approximately $193,000 of software enhancements.

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $181,111 during the three months ended September 30, 2020 and for the same period ended 2019 amortization expenses was $162,792. Amortization expense for the next five years is as follows:

2021	$724,445
2022	724,445
2023	724,445
2024	622,359
Thereafter	421,564
Total Unamortized Expense	$3,217,258

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of September 30, 2020. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of September 30, 2020.

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

Issuance of Common Stock

During the three month period ended September 30, 2020 the Company issued 475,365 shares of Common Stock to employees. These shares were valued at fair market value of $28,808 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2020, the Company issued 433,077 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $31,270 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2019 the Company issued 366,667 shares of Common Stock valued at $262,500 to shareholders of GTI as final settlement of the 2018 agreement. See Footnote 3.

During the three months ended September 30, 2019, the Company issued 30,299,998 shares of common stock pursuant to the Purchase Agreement and received approximately $4,038,000.

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. In March 2019, the loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $197,540, accruing at 12% at September 30, 2020, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company at a price of $0.75 per share. The cash for this Convertible Note was received prior to September 30, 2018. As of September 30, 2020, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $528,603.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $440,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. In March 2020, $220,000 of the Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of September 30, 2020, the total unpaid principal and interest is approximately $264,301.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. If the Company defaults on the Notes, the interest is increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. As of March 31, 2020, $533,000 of the Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. The remaining principal of $390,125 is in default and payable upon demand. As of September 30, 2020, the total unpaid principal and interest is approximately $410,531.

In March 2020, the Company entered into a promissory note with a related party (see Note 8) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense. The note has an interest rate of 8% and matures on December 1, 2020. As of September 30, 2020, the total unpaid principal and interest is approximately $615,102.

In March 2020, the Company entered into a promissory note with a related party (see Note 8) with a face value of $50,000. The note has an interest rate of 8% and matures on January 1, 2021. As of September 30, 2020, the total unpaid principal and interest is approximately $52,159.

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

The Company recognized $133,537 of interest expense for the three months ended September 30, 2020 and $181,643 of interest expense for the three months ended September 30, 2019. As of September 30, 2020 and June 30, 2020, accrued interest on the above notes was $263,222 and $186,360, respectively.

Notes payable and long-term debt outstanding as of September 30, 2020 and June 30, 2020 are summarized below:

	Maturity Date	September 30, 2020	June 30, 2020
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	440,000	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000
7% $426,667 Convertible Note Payable, net of unamortized discount of $0 and $35,866. respectively	Due on Demand	201,375	182,326
7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $28,492, respectively	Due on Demand	188,749	164,072
8% Note Payable, net of unamortized discount of $8,964 and $21,911, respectively	December 1, 2020	591,036	578,089
8% Note Payable	January 1, 2021	50,000	50,000
5% Note Payable	Due on Demand (1)	350,000	350,000
1% PPP Note Payable	May 29 ,2022	602,478	602,478
3.75% SBA EIDL Note Payable	April 30, 2050	500,000	500,000
Total notes payable		3,293,640	3,236,965
Less current portion of notes payable		2,191,162	2,134,487
Notes payable, Non-current portion		$1,102,478	$1,102,478

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of September 30, 2020, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

Note 8 — Stock Based Compensation

The equity incentive plan of the Company was established in February of 2017 and was amended and restated on April 14, 2020. The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares, provided that the number of options issued do not exceed 20,000,000. The options are exercisable for a period of up to 10 years from the date of the grant. The number of shares authorized to be issued under the equity incentive plan was increased from 10,000,000 to 20,000,000 through a consent of stockholders to amend and restate the equity incentive plan.

The following table reflects the continuity of stock options for the three months ended September 30, 2020:

A summary of stock option activity is as follows:

September 30, 2020

Number of options outstanding:
Beginning of year	12,558,375
Granted	300,000
Exercised, converted	-
Forfeited / exchanged / modification	(2,036,000)

End of period	10,822,375

Number of options exercisable at end of period	3,609,788
Number of options available for grant at end of period	4,957,288

Weighted average option prices per share:
Granted during the period	$0.08
Exercised during the period	$0.00
Terminated during the period	$0.08
Outstanding at end of period	$0.08
Exercisable at end of period	$0.08

The average fair value of stock options granted was estimated to be $0.07 per share for the period ended September 30, 2020. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2020

Expected option life (years)	2 - 4
Expected stock price volatility	227to234%
Expected dividend yield	—
Risk-free interest rate	0.44to0.54%

Stock-based compensation expense attributable to stock options was approximately $54,123 for the three months ended September 30, 2020. As of September 30, 2020, there was approximately $620,849 of unrecognized compensation expense related to 10,822,375 unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At September 30, 2020, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	86,957	2.80	$1.15
Warrants-Issued with Convertible Notes	600,000	3.23	$0.75
Warrants - Financing	360,577	4.02	$0.78
Warrants A – Financing (expired July 2020)	-	-	$-
Warrants B – Financing	28,072,364	4.02	$0.16
Total	29,119,898

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

Note 10 — Leases

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases maturing as of September 30:

Operating Leases
2021	$89,438
2022	70,843
Thereafter	-
Total minimum lease payments including interest	160,281
Less: Amounts representing interest	(28,064)
Present value of minimum lease payments	132,217
Less: Current portion of lease liabilities	(103,049)
Non-current portion of lease liabilities	$29,168

Cash payments on lease liabilities	$146,692
Weighted average remaining lease term	1 year
Weighted average discount rate	10%

Note 11 — Subsequent Events

The Company has evaluated subsequent events through November 13, 2020 and has not identified any items requiring additional disclosure.

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

Our unaudited interim condensed consolidated financial statements for the three months ended September 30, 2020 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2021. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2020, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended September 30, 2020 and 2019

	Three months Ended September 30,
	2020	2019	Change	%
Revenue	$652,723	$490,235	$162,488	33%
Cost of revenue	455,819	448,743	7,076	2%
Gross profit	196,904	41,492	155,412	375%

Total operating expenses	921,967	1,888,599	(966,632)	(51)%

Interest expense	(141,971)	(255,435)	113,464	(44)%

Net loss	$(867,034)	$(2,102,542)	$1,235,508	(59)%

Revenue, Cost of Revenue and Gross Profit

During the three months ended September 30, 2020, we generated $652,723 of revenues, compared to revenues of $490,235 during the same period ending in 2019. The increase of $162,488 or 33% was primarily due to the continued expansion of our platform that enables us to sell more to a single customer, increasing our per customer revenue and the initial expansion of our services into additional states. Our market penetration is still below 25% in Colorado and less than 1% in other states. Management expects to have continued high quarter over quarter revenue growth as we expand our platform and our geographical service area.

Gross profit increased to $196,904 for the three months ended September 30, 2020 which was an increase of $155,412 or 375% over the same period in 2019. Gross profit as a percentage of revenue increased from 8% to 30% for the three months ended September 30, 2020 over September 30, 2019.

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

Operating Expenses

	Three months Ended September 30,
	2020	2019	Change	%
Selling expenses	$264,844	$611,935	$(347,091)	(57)%
General and administrative	230,176	307,970	(77,794)	(25)%
Wages, payroll taxes and other employee expenses	344,016	362,985	(18,969)	(5)%
Stock based compensation expense	82,931	605,709	(522,778)	(86)%
	$921,967	$1,888,599	$(966,632)	(51)%

The decrease in operating expenses during the three months ended September 30, 2020 compared to 2019 was driven by a reduction in selling and advertising expense and less stock compensation expense. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

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

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months Ended September,
	2020	2019
Net cash used in operating activities	$(427,685)	$(830,340)
Net cash used in investing activities	$-	$(193,275)
Net cash provided by financing activities	$-	$3,392,583

As of September 30, 2020, we had $882,227 in cash and cash equivalents and a working capital deficit of $2,417,301. We are dependent on funds raised through equity financing. Our cumulative net loss of $16,868,158 was funded by equity financing and we reported a net loss of $867,034 for the three months ended September 30, 2020. During the three months ending September 30, 2020, we did not raise or expended any monies through financing activities, and we did not expend any monies through investing activities (acquiring assets).

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ending September 30, 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020 and June 30, 2020.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our June 30, 2020 form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2020 Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management. Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services such as bulk texting. The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligation under these arrangements. There is no significant judgment performed by management and revenue recognized from deferred revenue during the three months ended September 30, 2020 is $33,120.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by 17 C.F.R. 229 (10)(f)(i) and are not required to provide information under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

None

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

LEAFBUYER TECHNOLOGIES, INC.

Date: November 13, 2020	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

