Form 10-Q
period 2020-12-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2021-02-16
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

(Address of principal executive offices, Zip Code)

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

The number of shares of outstanding of the Registrant’s Common Stock as of February 16, 2021 was 88,015,532

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	December 31, 2020	June 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$669,173	$1,309,912
Accounts receivable (net of allowance for doubtful accounts of $19,968 and $14,037, respectively,)	19,968	14,037
Inventory	622	622
Prepaid expenses and other current assets	60,495	87,895
Total current assets	750,258	1,412,466
Noncurrent assets:
Fixed assets, net	3,036,147	3,398,370
Right of use assets	100,626	165,965
Total assets	$3,887,031	$4,976,801

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$210,985	$487,890
Accrued liabilities	787,605	413,314
Deferred revenue	90,613	117,904
Lease obligation, current	94,098	103,049
Debt, current	2,200,125	2,134,487
Total current liabilities	3,383,426	3,256,644

Debt, net of current portion	1,102,478	1,102,478
Lease obligation, net of current portion	-	65,149
Total liabilities	4,485,904	4,424,271

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding for class A convertible preferred stock and 1,120,000 and 1,120,000 shares issued and outstanding for class B convertible preferred stock at December 31, 2020 and June 30, 2020, respectively	4,120	4,120
Common stock, $0.001 par value; 150,000,000 shares authorized; 83,927,139 shares issued and outstanding at December 31, 2020 and 81,772,802 shares issued and outstanding at June 30, 2020	83,926	81,773
Additional paid in capital	16,722,110	16,467,761
Accumulated deficit	(17,409,029)	(16,001,124)
Total stockholders’ equity (deficit)	(598,873)	552,530
Total liabilities and stockholders’ equity (deficit)	$3,887,031	$4,976,801

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

Sales revenue	$602,787	$805,281	$1,255,510	$1,295,516
Cost of sales	487,041	576,611	943,946	1,025,353
Gross profit	115,746	228,670	311,564	270,163

Operating expenses:
Selling expenses	230,852	627,578	495,696	1,239,512
General and administrative	149,527	267,899	379,703	575,869
Personnel expenses	101,387	287,274	444,317	650,261
Stock based compensation expense	101,591	1,502	184,522	607,211
Total operating expenses	583,357	1,184,253	1,504,238	3,072,853

Loss from operations	(467,611)	(955,583)	(1,192,674)	(2,802,690)

Interest expense	(73,260)	(314,257)	(215,231)	(569,692)

Net loss	$(540,871)	$(1,269,840)	$(1,407,905)	$(3,372,382)

Net loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	83,110,513	78,581,632	82,806,038	72,861,221

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2020	4,120,000	$4,120	81,772,802	$81,773	$16,467,761	$(16,001,124)	$552,530

Stock based compensation	-	-	-	-	54,123	-	54,123

Issuance of common stock for vendor payments	-	-	433,077	433	30,837	-	31,270

Issuance of common stock as employee compensation	-	-	475,365	475	28,333	-	28,808

Net loss	-	-	-	-	-	(867,034)	(867,034)

Balance, September 30, 2020	4,120,000	$4,120	82,681,244	$82,681	$16,581,054	$(16,868,158)	$(200,303)

Stock based compensation	-	-	-	-	33,437	-	33,437

Issuance of common stock for vendor payments	-	-	596,428	596	40,114	-	40,710

Issuance of common stock as employee compensation	-	-	649,467	649	67,505	-	68,154

Net loss	-	-	-	-	-	(540,871)	(540,871)

Balance, December 31, 2020	4,120,000	$4,120	83,927,139	$83,926	$16,722,110	$(17,409,029)	$(598,873)

	Preferred Stock		Common Stock
	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2019	4,120,000	$4,120	47,914,967	$47,915	$11,076,165	$(10,491,876)	$636,324

Stock based compensation	-	-	-	-	605,709	-	605,709

Issuance of common stock for cash	-	-	30,299,998	30,300	4,007,588	-	4,037,888

Issuance of common stock in settlement of acquisition	-	-	366,667	367	262,133	-	262,500

Net loss	-	-	-	-	-	(2,102,542)	(2,102,542)
Balance, September 30, 2019	4,120,000	$4,120	78,581,632	$78,582	$15,951,595	$(12,594,418)	$3,439,879
Stock based compensation	-	-	-	-	1,502	-	1,502
Net loss	-	-	-	-	-	(1,269,840)	(1,269,840)
Balance, December 31, 2019	4,120,000	$4,120	78,581,632	$78,582	$15,953,097	$(13,864,258)	$2,171,541

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,407,905)	$(3,372,382)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	256,502	607,211
Provision of bad debt expenses	-	7,452
Amortization of note payable discount	65,638	206,459
Depreciation and amortization	362,223	336,471
Changes in assets and liabilities:		-
Accounts receivable	(5,931)	18,096
Inventory	-	608
Prepaid expenses and other	27,400	(75,021)
Other Assets	(8,761)	-
Accounts payable	(276,905)	117,298
Accrued liabilities	347,000	12,600
Net cash used in operating activities	(640,739)	(2,141,208)

Cash flows from investing activities:
Capitalized software	-	(405,992)
Net cash used in investing activities	-	(405,992)

Cash flows from financing activities:
Proceeds from issuance of stock	-	4,037,888
Repayment of debt	-	(807,418)
Net cash provided by financing activities	-	3,230,470

Net change in cash and cash equivalents	(640,739)	683,270
Cash and cash equivalents, beginning of period	1,309,912	181,647
Cash and cash equivalents, end of period	$669,173	$864,917

Cash paid for interest	$-	$8,619
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$71,980	$-
Issuance of common stock for accrued expenses	$-	$-

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

As a result of the Merger, LB Media became a wholly-owned subsidiary of the Registrant, and immediately following the consummation of the Merger and giving effect to the securities sold in the Offering, which was consummated as part of the Merger, the members of LB Media beneficially owned approximately fifty-five percent (55%) of the issued and outstanding Common Stock of the Registrant. The Merger Agreement contained customary representations, warranties, and covenants of the Registrant and LB Media for like transactions.

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

All references herein to “us,” “we,” “our,” “Leafbuyer,” or the “Company” refer to Leafbuyer Technologies, Inc. and its subsidiary, LB Media.

Description of Business

LB Media was founded in 2012 by a group of technology and industry veterans and provides smart technology to the cannabis industry. Each month through the website and its partner sites, the Leafbuyer network reaches millions of cannabis consumers nationwide. This provides a valuable resource for dispensaries to reach new consumers while helping them grow their customer base. Leafbuyer also provides retention technology, including a robust Texting and Loyalty platform that is integrated into the Leafbuyer network. With the latest release of a customized branded application, dispensaries now have the ability to interact with their customer base 24/7. This application allows the customer to see the latest deals, check loyalty points, see purchase history and place orders, all through the convenience of their smart phone.

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

Going Concern

As of December 31, 2020, we had $669,173 in cash and cash equivalents and a working capital deficit of $2,633,168. We are dependent on funds raised through equity financing. Our cumulative net loss of $17,409,029 was funded by debt and equity financing and we reported a net loss of $1,407,905 for the six months ended December 31, 2020. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2020 Form 10-K. During the six months ended December 31, 2020, there were no significant changes made to the Company’s significant accounting policies.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. The Cost of sales presented on the Consolidated Statements of Operations was included in prior presentations as operating expenses such as personnel expenses and general and administration. For the three months ended December 31, 2019 $488,833 of the cost of sales came from personnel expense and $87,778 of cost of sales came from general and administrative expense. For the six months ended December 31, 2019 $854,705 of cost of sales came from personnel expense and $170,648 of cost of sales came from general and administrative expense.

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

Note 3 — Property and Equipment

Property and equipment consist of the following:

	December 31, 2020	June 30, 2020

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(1,447,578)	(1,085,355)
Property and equipment, net	$3,036,147	$3,398,370

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity was dissolved in the transition and the Loyalty Software was assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the 2018 agreement. During the six months ended December 31, 2020 there was no software capitalized and for the same period ended 2019, the Company capitalized approximately $405,992 of software enhancements.

GTI provides cannabis consumers real-time mobile ordering and loyalty rewards through an internally developed application that integrates with the local dispensary’s point of sale system. The Company plans to fully integrate this technology into the current platform and create an “Ultimate Bundle” of services for the cannabis industry.

Amortization expense, recorded as cost of revenue, related to internal use software totaled $362,223 during the six months ended December 31, 2020 and for the same period ended 2019 amortization expenses was $336,219. Amortization expense for the next five years is as follows:

2021	$724,445
2022	724,445
2023	724,445
2024	622,359
Thereafter	240,453
Total Unamortized Expense	$3,036,147

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of December 31, 2020. In addition, the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share as of December 31, 2020 of which 3,000,000 shares of preferred stock are designated as Series A Preferred Shares, all of which were issued and outstanding as of December 31, 2020 and 1,120,000 shares of preferred stock are designated as Series B Preferred Shares, all of which were issued and outstanding as of December 31, 2020.

The Series A Preferred Shares currently outstanding are convertible into the greater of one share of Common Stock or a number of shares of Common Stock so that the Series A holders would hold 55% of the number of outstanding shares of Common Stock. The Series A Shares vote on an “as-converted” basis. The Series B Convertible Preferred Stock of 1,120,000 shares are convertible into 1,120,000 common shares.

Issuance of Common Stock

During the six months ended December 31, 2020 the Company issued 1,124,832 shares of Common Stock to employees. These shares were valued at fair market value of $96,962 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the six months ended December 31, 2020, the Company issued 1,019,505 and 10,000 shares of Common Stock respectively to vendors and non-management members of the board of directors for services rendered. These shares were valued at fair market value of $71,980 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the six months ended December 31, 2019 the Company issued 366,667 shares of Common Stock valued at $262,500 to shareholders of GTI as final settlement of the 2018 agreement. See Footnote 3.

During the six months ended December 31, 2019, the Company issued 30,299,998 shares of common stock pursuant to the Purchase Agreement and received approximately $4,038,000.

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. In March 2019, the loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $202,077, accruing at 12% at December 31, 2020, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for a $400,000 cash payment (“Convertible Note”). The discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company at a price of $0.75 per share. The cash for this Convertible Note was received prior to September 30, 2018. As of December 31, 2020, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $539,693.

On September 21, 2018, the Company entered into several promissory notes with various investors of the Company with an aggregate face value of $440,000 in exchange for $440,000 cash payment (“the 2018 Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The 2018 Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the 2018 Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for the 2018 Notes was received prior to September 30, 2018. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of December 31, 2020, the total unpaid principal and interest is approximately $269,847.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with an aggregate face value of $960,000 in exchange for a total of $900,000 cash payments (“the 2019 Notes”). The 2019 Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the 2019 Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. If the Company defaults on the Notes, the interest is increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. The remaining principal of $390,125 is in default and payable upon demand. As of December 31, 2020, the total unpaid principal and interest is approximately $417,415.

In March 2020, the Company entered into a promissory note with a related party (see Note 8) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. The note is in default and due upon demand and the interest rate was increased to 12%. As of December 31, 2020, the total unpaid principal and interest is approximately $636,164.

In March 2020, the Company entered into a promissory note with a related party (see Note 8) with a face value of $50,000. The note matured on January 1, 2021 and no principal or interest payments were made on that date therefore the note is in default and the interest rate increased to 12%. As of December 31, 2020, the total unpaid principal and interest is approximately $53,167.

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

On May 29, 2020, the Company was granted a loan from American Express National Bank in the aggregate amount of $602,478, pursuant to the Paycheck Protection Program (“PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan which was in the form of a Note dated May 29, 2020, matures on May 29, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 29, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot be assured that the Company will be ineligible for forgiveness of the loan, in whole or in part. On January 5, 2021 the Company was notified by American Express National Bank that the United States Small Business Administration has approved our Loan Forgiveness Application and the loan has been paid in full and the loan has been closed.

The Company recognized $198,802 of interest expense for the six months ended December 31, 2020 and $570,787 of interest expense for the six months ended December 31, 2019. As of December 31, 2020 and June 30, 2020, accrued interest on the above notes was $319,523 and $117,816, respectively.

Notes payable and long-term debt outstanding as of December 31, 2020 and June 30, 2020 are summarized below:

	Maturity Date	December 31, 2020	June 30, 2020
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	440,000	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000
7% $426,667 Convertible Note Payable, net of unamortized discount of $0 and $35,866. respectively	Due on Demand	201,375	182,326
7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $28,492, respectively	Due on Demand	188,750	164,072
12% Note Payable, net of unamortized discount of $0 and $21,911, respectively – See Footnote 9	Due on Demand	600,000	578,089
12% Note Payable – See Footnote 9	January 1, 2021	50,000	50,000
5% Note Payable	Due on Demand (1)	350,000	350,000
1% PPP Note Payable; Loan forgiveness granted on January 5, 2021	May 29, 2022	602,478	602,478
3.75% SBA EIDL Note Payable	April 30, 2050	500,000	500,000
Total notes payable		3,302,603	3,236,965
Less current portion of notes payable		2,200,125	2,134,487
Notes payable, Non-current portion		$1,102,478	$1,102,478

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of December 31, 2020, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

The following table reflects the continuity of stock options for the six months ended December 31, 2020:

A summary of stock option activity is as follows:

December 31, 2020

Number of options outstanding:
Beginning of year	12,558,375
Granted	300,000
Exercised, converted	-
Forfeited / exchanged / modification	(5,952,000)

End of period	6,906,375

Number of options exercisable at end of period	1,998,444
Number of options available for grant at end of period	4,957,288

Weighted average option prices per share:
Granted during the period	$0.08
Exercised during the period	$0.00
Terminated during the period	$0.08
Outstanding at end of period	$0.08
Exercisable at end of period	$0.08

The average fair value of stock options granted was estimated to be $0.07 per share for the period ended December 31, 2020. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2020

Expected option life (years)	2 - 4
Expected stock price volatility	227 to 234%
Expected dividend yield	—
Risk-free interest rate	0.44 to 0.54%

Stock-based compensation expense attributable to stock options was approximately $87,560 for the six months ended December 31, 2020. As of December 31, 2020, there was approximately $369,011 of unrecognized compensation expense related to 6,906,375 unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At December 31, 2020, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	86,957	2.80	$1.15
Warrants-Issued with Convertible Notes	600,000	2.73	$0.75
Warrants - Financing	360,577	3.52	$0.78
Warrants A – Financing	7,018,090	3.52	$0.16
Warrants B – Financing (expired July 2020)	-	-	$-
Total	8,065,624

Note 9 — Related Party Transactions

In March 2020, the Company entered into a promissory note with the Chief Executive Officer for $600,000 in exchange for a total of a $565,000 cash payment. The note is in default and due upon demand and the interest rate was increased to 12%.

In March 2020, the Company entered into a promissory note with the Chief Technology Officer for $50,000. The note matured on January 1, 2021 and no principal or interest payments were made on that date therefore the note is in default and the interest rate increased to 12%.

Note 10 — Leases

The following is a summary of future minimum lease payments and related liabilities for all non-cancelable operating leases maturing as of December 31:

Operating Leases
2021	$37,335
2022	70,843
Thereafter	-
Total minimum lease payments including interest	108,178
Less: Amounts representing interest	(14,080)
Present value of minimum lease payments	94,098
Less: Current portion of lease liabilities	(94,098)
Non-current portion of lease liabilities	$-

Cash payments on lease liabilities	$108,286
Weighted average remaining lease term	1 year
Weighted average discount rate	10%

Note 11 — Subsequent Events

The Company has evaluated subsequent events through February 16, 2021 and has not identified any items requiring additional disclosure except as follows:

On January 5, 2021 the Company was notified by American Express National Bank that the United States Small Business Administration has approved our Loan Forgiveness Application and the loan has been paid in full and the loan has been closed.

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

Our unaudited interim condensed consolidated financial statements for the six months ended December 31, 2020 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2021. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2020, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

Leafbuyer.com Platform

The Company has evolved and grown from a listing website (Leafbuyer.com) to a comprehensive marketing technology platform that focuses on new customer acquisition, retention and now online-order ahead services.  By combining years of experience in the consumer marketing space and the increased popularity of Leafbuyer’ s texting/loyalty program, Leafbuyer has developed a diverse product offering with a distinct competitive advantage.  Through proprietary technology, dispensary owners can leverage SMS and MMS messaging to connect customers directly to loyalty and rewards programs as well as the ability to confirm online orders for either pickup or delivery.  Leafbuyer has also developed technology designed to attract new dispensary customers to become part of loyalty and rewards programs.

The Company’s website, Leafbuyer.com, and its progressive web application hosts a robust search algorithm similar to popular travel or hotel sites, where consumers can search the database for appealing offers. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery.  The site’s sophisticated vendor dashboard pairs vendor data with consumer needs and presents a robust, 24/7 real-time dashboard where vendors can update menus, specials, available jobs, and more. The system helps to track the vendors’ return on investment. The company monetizes its platform through a combination of monthly subscription fees, sign up credits and certain transaction fees associated with consumer engagement.

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

Comparison of results of operations for the three months ended December 31, 2020 and 2019

	Three months Ended December 31,
	2020	2019	Change	%
Revenue	$602,787	$805,281	$(202,494)	(25)%
Cost of revenue	487,041	576,611	(89,570)	(16)%
Gross profit	115,746	228,670	(112,924)	(49)%

Total operating expenses	583,357	1,184,253	(600,896)	(51)%

Interest expense	73,260	314,257	(240,997)	(77)%

Net loss	$(540,871)	$(1,269,840)	$(728,969)	(57)%

Revenue, Cost of Revenue and Gross Profit

During the three months ended December 31, 2020, we generated $602,787 of revenues, compared to revenues of $805,281 during the same period ending in 2019. The decrease of $202,494 was primarily because in December 2019 the Company recognized revenue of $182,008 related to the SWCH Tradeshow. The SWCH Tradeshow revenue had minimal margin and MRR (monthly recurring revenue) contribution. Our market penetration is still below 25% in Colorado and less than 1% in other states. Management expects to have continued high quarter over quarter revenue growth as we expand our platform and our geographical service area.

Gross profit decreased by $112,924 for the three months ended December 31, 2020. In December 2019 the SWCH Tradeshow contributed $83,555 to the gross profit results.

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

Operating Expenses

	Three months Ended December 31,
	2020	2019	Change	%
Selling expenses	$230,852	$627,578	$(396,726)	(63)%
General and administrative	149,527	267,899	(118,372)	(44)%
Wages, payroll taxes and other employee expenses	101,387	287,274	(185,887)	(65)%
Stock based compensation expense	101,591	1,502	100,089	6664%
	$583,357	$1,184,253	$(600,896)	(51)%

The decrease in operating expenses during the three months ended December 31, 2020 compared to 2019 was driven by a reduction in selling and advertising expense as well as less wages and payroll expense. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow. While the Company booked a GAAP loss for the period, the Company realized positive operating cash flow in both months of November and December.

Comparison of results of operations for the six months ended December 31, 2020 and 2019

	Six months Ended December 31,
	2020	2019	Change	%
Revenue	$1,255,510	$1,295,516	$(40,006)	(3)%
Cost of revenue	943,946	1,025,353	(81,407)	(8)%
Gross profit	311,564	270,163	41,401	15%

Total operating expenses	1,504,238	3,072,853	(1,568,615)	(51)%

Interest expense	215,231	569,692	(354.461)	(62)%

Net loss	$(1,407,905)	$(3,372,382)	$(1,964,477)	(58)%

Revenue, Cost of Revenue and Gross Profit

During the six months ended December 31, 2020, we generated $1,255,510 of revenues, compared to revenues of $1,295,516 during the same period ending in 2019. In December 2019, the Company recognized revenue of $182,008 related to the SWCH Tradeshow, excluding this onetime event, revenue increased for this period by $142,002 or 13%. Our market penetration is still below 25% in Colorado and less than 1% in other states. Management expects to have continued high quarter over quarter revenue growth as we expand our platform and our geographical service area.

Gross profit increased to $311,564 for the six months ended December 31, 2020 which was an increase of $41,401 or 15% over the same period in 2019. Gross profit as a percentage of revenue increased from 21% to 25% for the six months ended December 31, 2020 over December 31, 2019.

Operating Expenses

	Six months Ended December 31,
	2020	2019	Change	%
Selling expenses	$495,696	$1,239,512	$(743,816)	(60)%
General and administrative	379,703	575,869	(196,166)	(34)%
Wages, payroll taxes and other employee expenses	444,317	650,261	(205,944)	(32)%
Stock based compensation expense	184,522	607,211	(422,689)	(70)%
	$1,504,238	$3,072,853	$(1,568,615)	(51)%

The decrease in operating expenses during the six months ended December 31, 2020 compared to 2019 was driven by a reduction in selling and advertising expense and less stock compensation expense. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

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

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months Ended December 31,
	2020	2019
Net cash used in operating activities	$(640,739)	$(2,141,208)
Net cash used in investing activities	$-	$(405,992)
Net cash provided by financing activities	$-	$3,230,470

As of December 31, 2020, we had $669,173 in cash and cash equivalents and a working capital deficit of $2,633,168. We are dependent on funds raised through equity financing. Our cumulative net loss of $17,409,029 was funded by equity financing and we reported a net loss of $1,407,905 for the six months ended December 31, 2020. During the six months ending December 31, 2020, we did not raise or expended any monies through financing activities, and we did not expend any monies through investing activities.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the six-month period ended December 31, 2020.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2020 and June 30, 2020.

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

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services such as bulk texting. The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligation under these arrangements. There is no significant judgment performed by management and revenue recognized from deferred revenue during the six months ended December 31, 2020 is $27,291.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended December 31, 2020, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 8**

101.INS	Inline XBRL Instance Document*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: February 16, 2021	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

