Form 10-Q
period 2021-03-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2021-05-17
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of outstanding of the Registrant’s Common Stock as of May 13, 2021 was 88,814,587

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	March 31, 2021	June 30, 2020

ASSETS
Current assets:
Cash and cash equivalents	$844,860	$1,309,912
Accounts receivable (net of allowance for doubtful accounts of $22,985 and $14,037, respectively,)	33,630	14,037
Inventory	622	622
Prepaid expenses and other current assets	40,377	87,895
Total current assets	919,489	1,412,466
Noncurrent assets:
Fixed assets, net	2,855,036	3,398,370
Right of use assets	-	165,965
Total assets	$3,774,525	$4,976,801

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$189,566	$487,890
Accrued liabilities	866,189	413,314
Deferred revenue	63,987	117,904
Lease obligation, current	-	103,049
Debt, current	1,575,125	2,134,487
Total current liabilities	2,694,867	3,256,644

Debt, net of current portion	1,057,977	1,102,478
Lease obligation, net of current portion	-	65,149
Total liabilities	3,752,844	4,424,271

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Preferred stock Series A, $0.001 par value; 5,000,000 shares authorized; 3,000,000 and 3,000,000 shares issued and outstanding for class A convertible preferred stock at March 31, 2021 and June 30, 2020, respectively	3,000	3,000
Preferred stock Series B, $0.001 par value; 5,000,000 shares authorized; 1,120,000 and 1,120,000 shares issued and outstanding for class B convertible preferred stock at March 31, 2021 and June 30, 2020, respectively	1,120	1,120
Common stock, $0.001 par value; 150,000,000 shares authorized; 88,395,553 shares issued and outstanding at March 31, 2021 and 81,772,802 shares issued and outstanding at June 30, 2020	88,396	81,773
Additional paid in capital	17,236,721	16,467,761
Accumulated deficit	(17,307,556)	(16,001,124)
Total stockholders’ equity	21,681	552,530
Total liabilities and stockholders’ equity (deficit)	$3,774,525	$4,976,801

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

Revenue	$672,149	$575,002	$1,927,659	$1,870,518
Cost of revenue	500,818	448,961	1,443,678	1,474,314
Gross profit	171,331	126,041	483,981	396,204

Operating expenses:
Selling expenses	153,094	424,858	648,790	1,664,370
General and administrative	125,602	185,476	505,305	761,346
Personnel expenses	185,352	339,859	630,755	990,120
Stock based compensation expense	136,685	105,116	321,207	712,326
Total operating expenses	600,732	1,055,309	2,106,056	4,128,162

Loss from operations	(429,401)	(929,268)	(1,622,075)	(3,731,958)

Interest expense	(71,604)	(106,783)	(286,835)	(676,475)
Forgiveness of PPP loan	602,478	-	602,478	-

Net profit (loss)	$101,473	$(1,036,051)	$(1,306,432)	$(4,408,433)

Net loss per common share:
Basic and diluted	$0.00	$(0.01)	$(0.02)	$(0.06)

Weighted average common shares outstanding:
Basic and diluted	83,805,363	81,257,802	83,600,897	75,146,637

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Unaudited)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2020	3,000,000	$3,000	1,120,000	$1,120	81,772,802	$81,773	$16,467,761	$(16,001,124)	$552,530

Stock based compensation	-	-	-	-	-	-	54,123	-	54,123

Issuance of common stock for vendor payments	-	-	-	-	433,077	433	30,837	-	31,270

Issuance of common stock as employee compensation	-	-	-	-	475,365	475	28,333	-	28,808

Net loss	-	-	-	-	-	-	-	(867,034)	(867,034)

Balance, September 30, 2020	3,000,000	$3,000	1,120,000	$1,120	82,681,244	$82,681	$16,581,054	$(16,868,158)	$(200,303)

Stock based compensation	-	-	-	-	-	-	33,437	-	33,437

Issuance of common stock for vendor payments	-	-	-	-	596,428	597	40,113	-	40,710

Issuance of common stock as employee compensation	-	-	-	-	649,467	649	67,505	-	68,154

Net loss	-	-	-	-	-	-	-	(540,871)	(540,871)

Balance, December 31, 2020	3,000,000	$3,000	1,120,000	$1,120	83,927,139	$83,927	$16,722,109	$(17,409,029)	$(598,873)

Stock based compensation	-	-	-	-	-	-	113,910	-	113,910

Issuance of common stock for conversion of debt	-	-	-	-	4,000,000	4,000	296,000	-	300,000

Issuance of common stock for vendor payments and board members	-	-	-	-	373,413	373	82,022	-	82,395

Issuance of common stock as employee compensation	-	-	-	-	95,001	95	22,680	-	22,775

Net loss	-	-	-	-	-	-	-	101,473	101,473

Balance, March 31, 2021	3,000,000	$3,000	1,120,000	$1,120	88,395,553	$88,396	$17,236,721	$(17,307,556)	$21,681

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2019	3,000,000	$3,000	1,120,000	$1,120	47,914,967	$47,915	$11,076,165	$(10,491,876)	$636,324

Stock based compensation	-	-	-	-	-	-	605,709	-	605,709

Issuance of common stock for cash	-	-	-	-	30,299,998	30,300	4,007,588	-	4,037,888

Issuance of common stock in settlement of acquisition	-	-	-	-	366,667	367	262,133	-	262,500

Net loss	-	-	-	-	-	-	-	(2,102,542)	(2,102,542)

Balance, September 30, 2019	3,000,000	$3,000	1,120,000	$1,120	78,581,632	$78,582	$15,951,595	$(12,594,418)	$3,439,879

Stock based compensation	-	-	-	-	-	-	1,502	-	1,502

Net loss	-	-	-	-	-	-	-	(1,269,840)	(1,269,840)

Balance, December 31, 2019	3,000,000	$3,000	1,120,000	$1,120	78,581,632	$78,582	$15,953,097	$(13,864,258)	$2,171,541

Stock based compensation	-	-	-	-	-	-	1,502	-	1,502

Issuance of common stock for conversion of debt	-	-	-	-	1,815,220	1,815	129,185	-	131,000

Issuance of common stock as employee compensation	-	-	-	-	860,950	861	102,753	-	103,614

Net loss	-	-	-	-	-	-	-	(1,036,051)	(1,036,051)

Balance, March 31, 2020	3,000,000	$3,000	1,120,000	$1,120	81,257,802	$81,258	$16,186,537	$(14,900,309)	$1,371,606

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,306,432)	$(4,408,433)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	321,207	712,327
Stock issued for services	154,376	-
Forgiveness of PPP loan	(602,478)
Amortization of note payable discount	65,638	206,459
Depreciation and amortization	543,334	514,360
Changes in assets and liabilities:		-
Accounts receivable	(19,593)	38,879
Inventory	-	608
Prepaid expenses and other	47,518	(8,197)
Other assets	(2,233)	11,864
Accounts payable	(298,324)	174,619
Accrued liabilities	398,958	(39,567)
Net cash used in operating activities	(698,029)	(2,797,081)

Cash flows from investing activities:
Capitalized software	-	(492,899)
Net cash used in investing activities	-	(492,899)

Cash flows from financing activities:
Proceeds from issuance of stock	-	4,037,888
Repayment of debt	(325,000)	(286,899)
Proceeds from issuance of PPP loan	557,977	-
Net cash provided by financing activities	232,977	3,750,989

Net change in cash and cash equivalents	(465,052)	461,009
Cash and cash equivalents, beginning of period	1,309,912	181,647
Cash and cash equivalents, end of period	$844,860	$642,656

Cash paid for interest	$-	$8,619
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments and board of director services	$154,376	$-
Issuance of common stock for conversion of notes payable and accrued interest	$300,000	$131,000

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business

All references herein to “us,” “we,” “our,” “Leafbuyer,” or the “Company” refer to Leafbuyer Technologies, Inc. and its subsidiary, LB Media.

Description of Business

The Company has evolved and grown from a listing website (Leafbuyer.com) to a comprehensive marketing technology platform that focuses on new customer acquisition, retention and now online-order ahead services.  By combining years of experience in the consumer marketing space and the increased popularity of Leafbuyer’s texting/loyalty program, Leafbuyer has developed a diverse product offering with a distinct competitive advantage.  Through proprietary technology, dispensary owners can leverage SMS and MMS messaging to connect customers directly to loyalty and rewards programs as well as the ability to confirm online orders for either pickup or delivery.  Leafbuyer has also developed technology designed to attract new dispensary customers to become part of loyalty and rewards programs.

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

Going Concern

As of March 31, 2021 we had $844,860 in cash and cash equivalents and a working capital deficit of $1,775,378. We are dependent on funds raised through equity financing. Our cumulative net loss of $17,307,556 was funded by debt and equity financing and we reported a net loss of $1,306,432 for the nine months ended March 31, 2021. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2020 Form 10-K. During the nine months ended March 31, 2021, there were no significant changes made to the Company’s significant accounting policies.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current period presentation. The Cost of sales presented on the unaudited Consolidated Statements of Operations was included in prior presentations as operating expenses such as personnel expenses and general and administration. For the three months ended March 31, 2021 $395,421 of the cost of sales came from personnel expense and $53,541 of cost of sales came from general and administrative expense. For the nine months ended March 31, 2021 $1,250,126 of cost of sales came from personnel expense and $224,188 of cost of sales came from general and administrative expense.

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

Note 3 — Property and Equipment

Property and equipment consist of the following:

	March 31, 2021	June 30, 2020

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated depreciation and amortization	(1,628,689)	(1,085,355)
Property and equipment, net	$2,855,036	$3,398,370

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity was dissolved in the transition and the Loyalty Software was assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the 2018 agreement. During the nine months ended March 31, 2021 there was no software capitalized and for the same period ended 2020, the Company capitalized approximately $492,899 of software enhancements.

GTI provides cannabis consumers real-time mobile ordering and loyalty rewards through an internally developed application that integrates with the local dispensary’s point of sale system. The Company plans to fully integrate this technology into the current platform and create an “Ultimate Bundle” of services for the cannabis industry.

Amortization expense, recorded as cost of revenue, related to internal use software totaled $543,334 during the nine months ended March 31, 2021 and for the same period ended 2020 amortization expenses was $514,360. Amortization expense for the next five years is as follows:

2021	$724,445
2022	724,445
2023	724,445
2024	622,359
2025	59,342
Total Unamortized Expense	$2,855,036

Note 4 — Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of March 31, 2021. In addition, the Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001 per share as of March 31, 2021 of which 3,000,000 shares of preferred stock are designated as Series A Preferred Shares, all of which were issued and outstanding as of March 31, 2021 and 1,120,000 shares of preferred stock are designated as Series B Preferred Shares, all of which were issued and outstanding as of March 31, 2021.

The Series A Preferred Shares currently outstanding are convertible into the greater of one share of Common Stock or a number of shares of Common Stock so that the Series A holders would hold 55% of the number of outstanding shares of Common Stock. The Series A Shares vote on an “as-converted” basis. Series A Convertible Preferred Stock was originally convertible into 3,000,000 common shares based on the total outstanding equity as of March 23, 2017. As of March 31, 2021, the Series A Convertible Preferred Stock would be convertible into approximately 113,985,000 common shares, based on 140,331,966 fully diluted common shares outstanding as of March 31, 2021.

Issuance of Common Stock

During the nine months ended March 31, 2021, the Company issued 4,000,000 shares of Common Stock to Note Payable Holders as satisfaction of principal obligations. These shares were valued at fair market value of $300,000.

During the nine months ended March 31, 2021 the Company issued 1,219,833 shares of Common Stock to employees. These shares were valued at fair market value of $119,737 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the nine months ended March 31, 2021, the Company issued 1,340,630 and 62,288 shares of Common Stock respectively to vendors and non-management members of the board of directors for services rendered. These shares were valued at fair market value of $154,376 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the nine months ended March 31, 2020, the Company issued 860,950 shares of Common Stock to employees. These shares were valued at fair market value of $105,116 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the nine months ended March 31, 2020, the Company issued 1,815,220 shares of Common Stock to Note Payable Holders as satisfaction of these obligations. These shares were valued at fair market value of $131,000.

During the nine months ended March 31, 2020 the Company issued 366,667 shares of Common Stock valued at $262,500 to shareholders of GTI as final settlement of the 2018 agreement. See Footnote 3.

During the nine months ended March 31, 2020, the Company issued 30,299,998 shares of common stock pursuant to the Purchase Agreement and received $4,037,888.

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. In March 2019, the loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $206,515, accruing at 12% at March 31, 2021, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for a $400,000 cash payment (“Convertible Note”). The discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of March 31, 2021, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $568,311.

On September 21, 2018, the Company entered into several promissory notes with various investors of the Company with an aggregate face value of $440,000 in exchange for $440,000 cash payment (“the 2018 Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The 2018 Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the 2018 Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for the 2018 Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of March 31, 2021, the total unpaid principal and interest is approximately $284,156.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with an aggregate face value of $960,000 in exchange for a total of $900,000 cash payments (“the 2019 Notes”). The 2019 Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the 2019 Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. If the Company defaults on the Notes, the interest is increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. The remaining principal of $90,124 is in default and payable upon demand. As of March 31, 2021, the total unpaid principal and interest is approximately $150,407.

In March 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 of the promissory note balance. The note is in default and due upon demand and the interest rate was increased to 12%. As of March 31, 2021, the total unpaid principal and interest is approximately $349,841.

In March 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 of the promissory note balance. The note is in default and the interest rate increased to 12%. As of March 31, 2021, the total unpaid principal and interest is approximately $29,137.

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

On May 29, 2020, the Company was granted a loan from American Express National Bank in the aggregate amount of $602,478, pursuant to the Paycheck Protection Program (“PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan which was in the form of a Note dated May 29, 2020, matures on May 29, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 29, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot be assured that the Company will be ineligible for forgiveness of the loan, in whole or in part. On January 5, 2021 the Company was notified by American Express National Bank that the United States Small Business Administration has approved our Loan Forgiveness Application and the loan has been closed. The Company realized other income from the forgiveness of the PPP loan in the Condensed Consolidated Statement of Operations for the three months ended March 30, 2021.

On March 30, 2021, the Company was granted a loan from American Express National Bank in the aggregate amount of $557,977, pursuant to the Paycheck Protection Program (“PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan which was in the form of a Note dated March 30, 2021, matures on March 30, 2023 and bears interest at a rate of 1.00% per annum, payable monthly commencing on March 30, 2022. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot be assured that the Company will be ineligible for forgiveness of the loan, in whole or in part.

The Company recognized $71,604 and $286,835 of interest expense for the three and nine months ended March 31, 2021 and $106,400 and $676,092 of interest expense for the three and nine months ended March 31, 2020. As of March 31, 2021 and June 30, 2020, accrued interest on the above notes was $382,645 and $117,816, respectively.

Notes payable and long-term debt outstanding as of March 31, 2021 and June 30, 2020 are summarized below:

	Maturity Date	March 31, 2021	June 30, 2020
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	440,000	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000
7% $426,667 Convertible Note Payable, net of unamortized discount of $0 and $35,866. respectively	Due on Demand	-	182,326
7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $28,492, respectively	Due on Demand	90,125	164,072
12% Note Payable, net of unamortized discount of $0 and $21,911, respectively – See Footnote 9	Due on Demand	300,000	578,089
12% Note Payable – See Footnote 9	Due on Demand	25,000	50,000
5% Note Payable	Due on Demand (1)	350,000	350,000
1% PPP Note Payable; Loan forgiveness granted on January 5, 2021	May 29, 2022	-	602,478
3.75% SBA EIDL Note Payable	April 30, 2050	500,000	500,000
1% PPP Note Payable	March 30, 2023	557,977	-
Total notes payable		2,633,102	3,236,965
Less current portion of notes payable		1,575,125	2,134,487
Notes payable, Non-current portion		$1,057,977	$1,102,478

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of March 31, 2021, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 —Risks and Uncertainties

The Company does not have a concentration of revenues from any individual customer (less than 10%).

The Company operates in a rapidly evolving and highly regulated industry and will only conduct business in states where cannabis has been legalized.

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

The following table reflects the continuity of stock options for the nine months ended March 31, 2021:

A summary of stock option activity is as follows:

Number of options outstanding:
July 1, 2020	12,558,375
Granted	5,754,124
Forfeited / exchanged / modification	(5,952,000)

March 31, 2021	12,360,499
Aggregate Intrinsic Value at March 31, 2021	$222,126

Number of options exercisable at end of period	3,645,494
Number of options available for grant at end of period	4,957,288

Weighted average option prices per share:
Granted during the period	$0.14
Exercised during the period	$0.00
Terminated during the period	$0.08
Outstanding at end of period	$0.10
Exercisable at end of period	$0.08

The average fair value of stock options granted was estimated to be $0.14 per share for the period ended March 31, 2021. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2020

Expected option life (years)	2 - 4
Expected stock price volatility	227 to 250%
Expected dividend yield	—
Risk-free interest rate	0.44 to 0.54%

Stock-based compensation expense attributable to stock options was approximately $201,470 for the nine months ended March 31, 2021. As of March 31, 2021, there was approximately $967,396 of unrecognized compensation expense related to 12,360,499 unvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At March 31, 2021, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants-Financing	86,957	2.05	$1.15
Warrants-Issued with Convertible Notes	600,000	2.48	$0.75
Warrants - Financing	360,577	3.27	$0.78
Warrants A – Financing	28,072,364	3.27	$0.16
Total	29,119,898	3.25	$0.18
Aggregate Intrinsic Value at March 31, 2021	$-

Note 9 — Related Party Transactions

In March 2020, the Company entered into a promissory note with the Chief Executive Officer for $600,000 in exchange for a total of a $565,000 cash payment. The note matured in December 2020 and $300,000 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

In March 2020, the Company entered into a promissory note with the Chief Technology Officer for $50,000. The note matured on January 1, 2021 and $25,000 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

Note 10 — Leases

On January 1, 2021 the Company extended its Denver Colorado headquarter lease for 12 months through December 31, 2021. During the past year a majority of the Company’s employee have been working remotely and the Company does not know if they will continue to keep this location or relocate to a small facility. Therefore, in accordance with ASC 842 the Company will not record an operating right of use asset and operating lease liability because of the short term nature of this amendment. The Company will recognize lease expense on a monthly basis through the life of this lease of approximately $51,786.

During the three months ended March 31,2021 the Company ceased to use its Los Angles sales office and vacated the real estate. As a result, the Company wrote off the right of use asset of $91,316. The company had an operating use liability of $94,098 with respect to the lease. During this same period, the Company completed negotiations with the landlord to settle the remaining amounts due of $86,970 for a cash payment of $25,000. The Company recorded a gain of $61,970 in the consolidated statements of operations for the settlement of the operating lease.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through May 17, 2021 and has not identified any items requiring additional disclosure.

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

Our unaudited interim condensed consolidated financial statements for the nine months ended March 31, 2021 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2021. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2020, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

Leafbuyer.com Platform

The Company has evolved and grown from a listing website (Leafbuyer.com) to a comprehensive marketing technology platform that focuses on new customer acquisition, retention and now online-order ahead services.  By combining years of experience in the consumer marketing space and the increased popularity of Leafbuyer’s texting/loyalty program, Leafbuyer has developed a diverse product offering with a distinct competitive advantage.  Through proprietary technology, dispensary owners can leverage SMS and MMS messaging to connect customers directly to loyalty and rewards programs as well as the ability to confirm online orders for either pickup or delivery.  Leafbuyer has also developed technology designed to attract new dispensary customers to become part of loyalty and rewards programs.

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

The Company continues an aggressive push into all states where cannabis has been legalized. Increasing the Company’s marketing and sales presence in new markets is a primary objective. Along with this expansion, the Company continues to develop new technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

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

Comparison of results of operations for the three months ended March 31, 2021 and 2020

	Three months Ended March 31,
	2021	2020	Change	%
Revenue	$672,149	$575,002	$97,147	17%
Cost of revenue	500,818	448,961	51,857	12%
Gross profit	171,331	126,041	45,290	36%

Total operating expenses	600,732	1,055,309	(454,578)	(43)%

Other income/(expense)	530,874	(106,783)	637,657	(597)%

Net profit/(loss)	$101,473	$(1,036,051)	$1,137,525	(110)%

Revenue, Cost of Revenue and Gross Profit

During the three months ended March 31, 2021, we generated $672,149 of revenues, compared to revenues of $575,002 during the same period ending in 2020. The increase of $97,147 was primarily because of the increase in MRR (monthly recurring revenue) contribution. Our market penetration is still below 25% in Colorado and less than 1% in other states. Management expects to have continued high quarter over quarter revenue growth as we expand our platform and our geographical service area.

Cost of revenue is comprised of software development costs from staff and third-party providers, third-party text provider services and amortization costs related to internal use software. During the three months ended March 31, 2021 compared to the same period in the prior year, third-party text provider services were higher because of the increased number of customers subscribing to this service.

Gross profit increased by $45,290 for the three months ended March 31, 2021 primarily because of the increased subscription services for loyalty programs. Gross profit as a percentage of revenue increased from 22% to 25% for the three months ended March 31, 2021 over March 31, 2020.

Other income during the period ending March 31, 2021 was the result of the SBA PPP loan forgiveness of $602,478, offset by recurring interest expense.

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

Operating Expenses

	Three months Ended March 31,
	2021	2020	Change	%
Selling expenses	$153,094	$424,858	$(271,764)	(64)%
General and administrative	125,602	185,476	(59,875)	(32)%
Wages, payroll taxes and other employee expenses	185,352	339,859	(154,507)	(45)%
Stock based compensation expense	136,685	105,116	31,569	30%
	$600,732	$1,055,309	$(454,578)	(43)%

The decrease in operating expenses during the three months ended March 31, 2021 compared to 2020 was driven by a reduction in selling and advertising expense as well as less wages and payroll expense. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

Comparison of results of operations for the nine months ended March 31, 2021 and 2020

	Nine months Ended March 31,
	2021	2020	Change	%
Revenue	$1,927,659	$1,870,518	$57,141	3%
Cost of revenue	1,443,678	1,474,314	(30,636)	(2)%
Gross profit	483,981	396,204	87,777	22%

Total operating expenses	2,106,056	4,128,162	(2,022,106)	(49)%

Other income/(expense)	315,643	(676,475)	992,118	147%

Net loss	$(1,306,432)	$(4,408,433)	$3,102,001	70%

Revenue, Cost of Revenue and Gross Profit

During the nine months ended March 31, 2021, we generated $1,927,659 of revenues, compared to revenues of $1,870,518 during the same period ending in 2020. In December 2019, the Company recognized revenue of $182,008 related to the SWCH Tradeshow, excluding this onetime event, revenue increased for this period by $239,149 or 14%. The SWCH Tradeshow produced minimal margin and no monthly recurring revenue contribution. Our market penetration is still below 25% in Colorado and less than 1% in other states. Management expects to have continued high quarter over quarter revenue growth as we expand our platform and our geographical service area.

Gross profit increased to $483,981 for the nine months ended March 31, 2021 which was an increase of $87,777 or 22% over the same period in 2020. Gross profit as a percentage of revenue increased from 21% to 25% for the nine months ended March 31, 2021 over March 31, 2020 primarily because the SWCH Tradeshow realized 6% gross profit in 2020.

Other income during the nine months ended March 31, 2021 was the result of the SBA PPP loan forgiveness of $602,478, offset by recurring interest expense.

Operating Expenses

	Nine months Ended March 31,
	2021	2020	Change	%
Selling expenses	$648,790	$1,664,370	$(1,015,580)	(61)%
General and administrative	505,305	761,346	(256,041)	(34)%
Wages, payroll taxes and other employee expenses	630,755	990,120	(359,365)	(36)%
Stock based compensation expense	321,207	712,326	(391,120)	(55)%
	$2,106,056	$4,128,162	$(2,022,106)	(49)%

The decrease in operating expenses during the nine months ended March 31, 2021 compared to 2020 was driven by a reduction in selling and advertising expense and less stock compensation expense. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

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

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months Ended March 31,
	2021	2020
Net cash used in operating activities	$(698,029)	$(2,797,081)
Net cash used in investing activities	$-	$(492,899)
Net cash used provided by financing activities	$232,977	$3,750,989

As of March 31, 2021 we had $844,860 in cash and cash equivalents and a working capital deficit of $1,775,378. We are dependent on funds raised through equity financing. Our cumulative net loss of $17,307,556 was funded by equity financing and we reported a net loss of $1,306,432 for the nine months ended March 31, 2021. During the nine months ending March 31, 2021, we did not raise any monies through financing activities, and we did not expend any monies through investing activities.

While the Company booked a GAAP loss for the period, the Company realized positive operating cash flow all months during the period.

Inflation

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the nine-month period ended March 31, 2021.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021 and June 30, 2020.

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

We recognize revenue upon completion of our performance obligations or expiration of the contractual time to use services such as bulk texting. The Company receives payments from its customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligation under these arrangements. There is no significant judgment performed by management and revenue recognized from deferred revenue during the nine months ended March 31, 2021 is $53,917.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2021, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: May 17, 2021	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

