Form 10-K
period 2021-06-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2021-10-13
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to_________

Commission file number: 333-206745

LEAFBUYER TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	38-3944821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6888 S. Clinton Street, Suite 301, Greenwood Village, CO 80112

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the Company is a larger accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for this purpose, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of December 31, 2020 the last day of business day of the Registrant’s most recently completed second fiscal quarter was $8,729,257 based on $0.13 per share price.

The number of shares of outstanding of the Registrant’s Common Stock as of October 12, 2021 was 90,092,096

DOCUMENTS INCORPORATED BY REFERENCE

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

Business Overview

Leafbuyer.com Platform

Our wholly owned subsidiary, LB Media Group, LLC has evolved and grown as a listing website to a comprehensive marketing technology platform that focuses on new customer acquisition and retention tools that include texting and loyalty and ordering ahead technology. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through SMS, MMS as well as push notifications within a custom branded application. This alerts consumers of specials as well as confirmation about online ordering details helping to create a more diverse product offering for our clients. Leafbuyer’s proprietary systems are integrated to form a seamless process for the user to locate, research, and compare prices on thousands of available products. Our website, Leafbuyer.com, and its progressive web application hosts a robust search algorithm similar to popular travel or hotel sites, where consumers can search the database for appealing offers. Consumers can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. With a worldwide pandemic due to Covid-19, the need for an order ahead solution in the cannabis industry was put to the test in early March of 2020. We believe we answered that test with technology enhancements we made that now include delivery features for medical and recreational stores, increased POS integrations and real-time notifications through SMS/MMS and push notification technology.

The Leafbuyer Technology Platform reaches millions of cannabis consumers every month through its web-based platform, loyalty platform and smart application technology. Our website’s sophisticated vendor dashboard allows vendors to update menus, deals and create real-time messages to communicate to consumers 24/7. The platform also provides a robust reporting feature to track the vendors’ return on investment.

We continue an aggressive push into all legal cannabis states. Increasing our marketing and sales presence in new markets is a primary objective. Along with this expansion, we continue to develop new technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been estimated by grandviewresearch.com, to exceed $70 billion in revenue by the year 2028. The founders and our Board of Directors have been, and will continue to be, aggressive in pursuing long-term opportunities.

In November of 2020 Leafbuyer Technologies Inc. completed a customizable white label application for our dispensary clients. Consumers have the ability to search, shop, earn rewards, place orders and communicate with their favorite stores all in one convenient application. The application can also be completely branded for the dispensary and allows for 24/7 communication with their patrons.

COVID -19 and Reduction of Costs

We were affected in 2020 by the COVID-19 outbreak and worldwide pandemic. We saw some postponements in orders in the first few weeks of March 2020 but by the end of March 2020 orders stabilized to a normal level. Many companies in 2020 including Leafbuyer were forced to operate remotely for most of the year which ultimately led to some cost saving benefits. With the effectiveness of a remote sales and development teams, we made the decision to reduce office space in California and Colorado which has significantly reduced costs on an annual basis. We then also made a significant pivot to enhance and automate our technology in 2020 in order to further reduce costs but also provide more tools to increase consumer engagement.

The Team

We have 19 full-time employees and our headquarters are located in Greenwood Village, Colorado. In addition, we currently have sales teams in California and Oklahoma. Leafbuyer also has relationships with numerous contractors which it retains from time to time.

A majority of our employees are involved in sales and customer service.

One of our top priorities in 2021 has been recruiting and retaining some of the top talent in the cannabis and technology industries.

Growth State by State

As new states continue to legalize marijuana sales and the market expands, so does Leafbuyer. As of June 2021, Leafbuyer now works with clients in 24 legal states including California, Colorado, Washington, Oklahoma, Oregon, and Michigan and we are continuing our efforts to expand into all legal markets. Our primary focus are markets that have the most potential and that are continuing to expand and show stability.

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

We have formed numerous partnerships in the industry with Point-of-Sale (“POS”) companies. We have solid integrations with 90% of the top POS companies and are continuing to work to deepen those capabilities as they are built.

2021 and Beyond

With the global legal marijuana market size expanding the legal use of marijuana for medicinal and recreational purposes is expected to continue.

Our business model is designed to benefit from this trend. When a new state passes a medical or recreational cannabis law, we can start marketing to consumers and businesses in that state with minimal marginal cost. Because Leafbuyer is not involved in the production or sale of cannabis, we do not have to build expensive growing operations or open brick and mortar stores. As more states pass laws to offer legal cannabis products, we begin marketing into the state and sign-up dispensaries to be on the Leafbuyer platform.

We also plan to accelerate growth in our loyalty platform. The loyalty product line ties into other offerings of ours designed to complement and provide a truly unique value proposition. Loyalty is monetized through a monthly fee and a cost per text model. We anticipate a significant opportunity to increase revenue by expanding this product offering.

We also plan to grow organically through the aggressive deployment of sales and marketing resources into legal cannabis states. We understand that to obtain significant market share in the industry in the future it will require us to look for acquisitions for a significant portion of that growth. However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to us.

ITEM 1A. RISK FACTORS

Risks Related to the Business

We have minimal financial resources. Our company financial statements includes a footnote disclosure stating that there is substantial doubt about our ability to continue as a going concern.

Leafbuyer Technologies, Inc. is an early-stage company and has minimal financial resources. We had a cash balance of $684,639 as of June 30, 2021. We had an accumulated deficit of $24,806,182 at June 30, 2021. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. We cannot assure you that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we have suffered recurring losses from operations and have a significant accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Leafbuyer is and will continue to be completely dependent on the services of our president, chief executive officer and chief financial officer, the loss of whose services may cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Leafbuyer’s operations and business strategy are completely dependent upon the knowledge and business connections of Messrs. Rossner and Breen our executive officers. They are under no contractual obligation to remain employed by us. If they should choose to leave us for any reason or become ill and unable to work for an extended period of time before we have hired additional personnel, our operations will likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Annual Report. We will likely fail without the services of our current executive officers (or hiring appropriate replacement(s)).

COVID -19 and Worldwide Pandemic Outlook

As we have mentioned, we were affected in 2020 by the COVID-19 outbreak and worldwide pandemic. We saw some postponements in orders in the first few weeks of March 2020 but by the end of March 2020 orders stabilized to an expected normal level. Many companies in 2020, including Leafbuyer, were forced to operate remotely for most of the year which ultimately led to some cost saving benefits. With the effectiveness of a remote sales and our development teams, we made the decision to reduce office space in California and Colorado which has significantly reduced costs on an annual basis. We also made a significant pivot to enhance and automate our technology in 2020 in order to further reduce costs and also provide more tools to increase consumer engagement.

Because we operate in the cannabis industry, we face a high risk of business failure due to the nature of advertising a federally Illegal product.

We were formed in April 2013. Our efforts to date have related to developing our business plan and beginning business activities. We face a high risk of business failure. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which we operate. We cannot assure you that future revenues will occur or be significant enough or that we will be able to sell our products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of our website and the successful implementation of our planned growth strategy.

The regulation of cannabis in the United States is uncertain.

Our activities are subject to regulation by various state and local governmental authorities. Our business objectives are contingent upon, in part, compliance with regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals necessary for the sale of our products in the jurisdictions in which we operate. Any delays in obtaining or failure to obtain necessary regulatory approvals would significantly delay our development of markets and products, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, although we believe that our operations are currently carried out in accordance with all applicable state and local rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail our ability to distribute or produce marijuana. Amendments to current laws and regulations governing the importation, distribution, transportation and/or production of marijuana, or more stringent implementation thereof could have a substantial adverse impact on us.

The cannabis industry is relatively new.

We are operating in a relatively new industry and market. In addition to being subject to general business risks, we must continue to build brand awareness in this industry and market share through significant investments in our strategy, production capacity, quality assurance and compliance with regulations. Research in Canada, the United States and internationally regarding the medical benefits, viability, safety, efficacy and dosing of cannabis or isolated cannabinoids, such as cannabidiol, or CBD, and tetrahydrocannabinol, or THC, remains in relatively early stages. Few clinical trials on the benefits of cannabis or isolated cannabinoids have been conducted. Future research and clinical trials may draw opposing conclusions to statements contained in the articles, reports and studies currently favored, or could reach different or negative conclusions regarding the medical benefits, viability, safety, efficacy, dosing or other facts and perceptions related to medical cannabis, which could adversely affect social acceptance of cannabis and the demand for our products and dispensary services.

Accordingly, there is no assurance that the cannabis industry and the market for medicinal and/or adult-use cannabis will continue to exist and grow as currently anticipated or function and evolve in a manner consistent with management’s expectations and assumptions. Any event or circumstance that adversely affects the cannabis industry, such as the imposition of further restrictions on sales and marketing or further restrictions on sales in certain areas and markets could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in hiring technical personnel because of the competitive market for qualified technical people.

Our future success depends largely on our ability to attract, hire, train and retain highly qualified technical personnel to provide our services. Competition for such personnel is intense. We cannot assure you that we will be successful in attracting and retaining the technical personnel we require to conduct and expand our operations successfully and to differentiate ourselves from our competitors. Our results of operations and growth prospects could be materially adversely affected if we are unable to attract, hire, train and retain such qualified technical personnel.

We will face competition from companies with significantly greater resources and name recognition.

The markets in which we will operate are characterized by intense competition from several types of solution and technical service providers. We expect to face further competition from new market entrants and possible alliances among competitors in the future as the convergence of information processing and telecommunications continues. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. As a result, they may be better able to respond or adapt to new or emerging technologies and changes in client requirements or to devote greater resources to the development, marketing and sales of their services than us. We cannot assure you that we will be able to compete successfully. In addition, we will be faced with numerous competitors, both strategic and financial, in attempting to obtain competitive products. Many actual and potential competitors may be part of much larger companies with substantially greater financial, marketing and other resources than us, and there can be no assurance that we will be able to compete effectively against any of those future competitors.

To continue to expand and innovate, we may need additional financing.

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

Risks Related to Our Securities

Our officers and directors currently own the majority of our voting power, and through this ownership, control us and our corporate actions.

Our current Board of Directors and executive officers hold approximately 55% of the voting power of our outstanding voting capital stock as of June 30, 2021. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with us and our shareholders.

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTC Markets platform under the symbol “LBUY.” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTC Markets quotation platform is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities and short selling. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate price quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

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

The sale by any shareholder of a significant portion of their holdings (particularly of our existing significant shareholders and executive management) could have a material adverse effect on the market price of our common stock.

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

We have not declared any dividends in the past, and we do not intend to distribute dividends in the near future. The declaration, payment and amount of any future dividends will be made at the discretion of the Board of Directors and will depend upon, among other things, the results of operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. We cannot assure you that future dividends will be paid, and if dividends are paid, there is no assurance with respect to the amount of any such dividend.

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

Our Articles of Incorporation authorizes the issuance of shares of “blank check” preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. The issuance of preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office are located at 6888 S. Clinton Street, Suite 301, Greenwood Village, CO 80112.

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

	Year ended June 30, 2021
	High	Low
Quarter ended June 30, 2021	$0.14	$0.13
Quarter ended March 31, 2021	$0.16	$0.14
Quarter ended December 31, 2020	$0.14	$0.12
Quarter ended September 30, 2020	$0.06	$0.05

	Year ended June 30, 2020
	High	Low
Quarter ended June 30, 2020	$0.10	$0.07
Quarter ended March 31, 2020	$0.15	$0.06
Quarter ended December 31, 2019	$0.23	$0.08
Quarter ended September 30, 2019	$0.80	$0.11

Holders

As of June 30, 2021, there were approximately 14,000 holders of record of our common stock.

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

Equity Compensation Plans

We have an equity incentive plan that was established in February of 2017. Our Board of Directors may from time to time, in its discretion grant to our directors, officers, consultants and employees, non-transferable options to purchase our common stock, provided that the number of options issued do not exceed 20,000,000. The options are exercisable for a period of up to 4 years from the date of the grant. The number of shares authorized to be issued under the equity incentive plan was increased from 10,000,000 to 20,000,000 through a consent of stockholders to amend and restate the equity incentive plan.

Recent Sales of Unregistered Securities

On July 2, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of our common stock (the “Shares”), par value $0.001 per share, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The shares were offered by us pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. We were obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement. All shares of the common stock and shares of common stock underlying the warrants have been registered.

As additional consideration for the purchase of the Shares, we agreed to issue to the Investors Series A Warrants, Series B Warrants, and Series C Warrants (collectively, the “Warrants”). The number of shares for the Warrants and exercise price of the Warrants is subject to adjustment; provided, however, on each of (i) the 3rd trading day following the effective date (the “Effective Date”) of the Registration Statement to be filed by us (the “Interim True-Up Date”), and (ii) the 6th trading day following the Effective Date (the “Final True-Up Date”), the exercise price shall be reduced, and only reduced, to equal the lower of (1) the then exercise price and (2) 100% of the lowest VWAP during the 2 trading days prior to the Interim True-Up Date or 5 trading days prior to the Final True-Up Date, as applicable, immediately following the Effective Date. The Series C Warrants, which are considered pre-funded, allow each Investor to purchase an amount of shares equal to the sum of (a) any shares purchased by the Investor pursuant to the Purchase Agreement that would have resulted in the beneficial ownership of greater than 4.99% of our outstanding common stock, (b) on the 3rd trading day following the Effective Date, if 80% of the lowest VWAP during the 2 trading days immediately prior to such date (“Primary Effective Date Price”) is less than $0.624, then a number of shares of our common stock equal to such Investor’s Purchase Agreement purchase amount divided by the Primary Effective Date Price less any shares of our common stock (i) issued at the closing and (ii) issuable pursuant to clause (a) above, if any, and (c) on the 6th trading day following the Effective Date, if 80% of the lowest VWAP during the 5 trading days immediately prior to such date (“Secondary Effective Date Price”) is less than $0.624, then a number of shares of our common stock equal to such holder’s subscription amount at the closing divided by the Secondary Effective Date Price less any shares of common stock (i) issued at the closing, (ii) issuable pursuant to clause (a) above, if any or (iii) issuable pursuant to clause (b) above, if any. The Series C Warrants are exercisable at a price of $0.001 per share.

We issued 30,299,998 shares of common stock pursuant to the Purchase Agreement, as well as the exercise of the Series C Warrants and fees paid in shares of common stock. We received approximately $4,038,000, net of the placement fees, legal and other expenses incurred for the placement of the shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock which expired in July 2020 and were not exercised. The Series B Warrants allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share. If the Investors choose to exercise the Series B Warrants, we would receive proceeds of $4,500,000.

In the execution of the transactions referred to above we relied on the exemptions from registration under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder. The subscription agreements with the Investors contained representations to support our reasonable belief that the Investors had access to information concerning our operations and financial condition, the Investors acquired the securities for their own account and not with a view to the distribution (in the absence of an effective registration statement or an applicable exemption from registration) and that the Investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the sale of securities did not involve a public offering; we made no solicitation in connection with the sale other than communications with the Investors; we obtained representations from the Investors regarding their investment intent, experience and sophistication; and the Investors either received or had access to adequate information about our company in order to make an informed investment decision.

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

We were initially formed as AP Event, Inc., (“APEI”) a Nevada corporation on October 16, 2014. APEI was originally in the business of travel agency to provide individual and group leisure tours to music festivals, and concerts combined with local excursions. On March 21, 2017 LB Media Group, LLC (“LB Media”) acquired eighty percent (80%) of the outstanding common stock of APEI. On March 23, 2017, APEI consummated an Agreement and Plan Merger (“Merger”) with LB Media and LB Acquisition Corp., a wholly owned subsidiary of APEI, whereby LB Acquisition was merged with and into LB Media Group, LLC. Simultaneously with the Merger, of APEI accepted subscriptions in a private placement (“Private Offering”) of our common stock. As a result of the Merger, LB Media became a wholly owned subsidiary of the Registrant and following the consummation of the Merger and giving effect to the securities sold in the Private Offering, the members of LB Media beneficially own approximately fifty-five percent (55%) of our issued and outstanding common stock.

On March 24, 2017, we amended our Articles of Incorporation (the “Amendment”) to (i) change our name to LeafBuyer Technologies, Inc., (ii) to increase the number of our authorized shares of capital stock from 75,000,000 to 160,000,000 shares of which 150,000,000 shares were designated common stock, par value $0.001 per share and 10,000,000 shares were designated “blank check” preferred stock, par value $0.001 per share and (iii) to effect a forward split such that 9.25 shares of our common stock were issued for every 1 share of our common stock issued and outstanding immediately prior to the Amendment (the “Split”).

On April 19, 2018, we entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN Ltd. (“YA Investor”), a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, whereby we sold, and the YA Investor purchased, 869,565 shares of our common stock for one million dollars ($1,000,000). Additionally, under the SEDA we may sell to the YA Investor up to $5,000,000 of shares of our common stock over a two-year commitment period. Under the terms of the SEDA, we may, from time to time, in our discretion, sell newly issued shares of our common stock to the YA Investor at a discount to market of 8% of the lowest daily volume weighted average price during the relevant pricing period. We are obligated to register the initial shares, the Commitment Shares (as defined below), and the shares of common stock issuable under the SEDA pursuant to a registration statement under the Securities Act.

During October and November 2018, we used the SEDA to receive $1,045,000. We issued 1,116,738 shares of our common stock which were valued at fair market at the date issued.

On November 6, 2018, we acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, in which we acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity was dissolved in the transaction and the Loyalty Software was assumed by us. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of our common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. During the year ended June 30, 2020 an additional 366,667 of our shares of common stock (for a value of $262,500) was issued to shareholders of GTI as final settlement of the purchase agreement.

We issued 30,299,998 shares of common stock for the private placement and the issuance of Series C Warrants. We received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of our common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common stock share.

Our equity incentive plan was amended and restated by our Board of Directors in April 2020 to increase the number of options available from 10,000,000 to 20,000,000.

Business Overview

Our wholly owned subsidiary, LB Media Group, LLC has evolved and grown from a listing website to a comprehensive marketing technology platform. Our clients, medical and recreational dispensaries in legalized cannabis states, along with cannabis product companies subscribe to our technology platform to assist in new customer acquisition and provide retention tools that include texting/loyalty and ordering ahead technology.

The Leafbuyer Technology Platform reaches millions of cannabis consumers every month through its web-based platform, loyalty platform and smart application technology. Our website’s sophisticated vendor dashboard allows our clients to update menus, deals and create real-time messages to communicate to consumers 24/7. The platform also provides a robust reporting feature to track the vendors’ return on investment. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through SMS, MMS as well as push notifications within a custom branded application. Our website, Leafbuyer.com, and its progressive web application hosts a robust search algorithm similar to popular travel or hotel sites, where our clients customers can search the database for appealing offers. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. In November of 2020 Leafbuyer Technologies Inc. completed a customizable white label application for the dispensary clients. Consumers have the ability to search, shop, earn rewards, place orders and communicate with their favorite stores all in one convenient application. The application can also be completely branded for the dispensary and allows for 24/7 communication with their patrons.

We continue an aggressive push into all legal cannabis states. Increasing our marketing and sales presence in new markets is a primary objective. Along with this expansion, we continue to develop new technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been estimated by grandviewresearch.com, to exceed $70 billion in revenue by the year 2028. Our founders and our Board of Directors has been, and will continue to be, aggressive in pursuing long-term opportunities.

We plan to grow organically through the aggressive deployment of sales and marketing resources into legal cannabis states. We understand that to obtain significant market share in the industry in the future will require us to look for acquisitions for a significant portion of that growth. However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to us.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we have suffered recurring losses from operations and have a significant accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the years ended June 30, 2021 versus June 30, 2020

The following table summarizes the results of operations for the years ended June 30, 2021 and 2020:

	Year Ended	Year Ended
	June 30, 2021	June 30, 2020	$ Change	% Change

Revenue	2,666,829	$2,528,356	138,473	5%
Cost of revenue	1,943,683	1,767,855	175,828	10%
Gross profit	723,147	760,501	(37,355)	(5%)

Operating expenses:
Selling expenses	864,196	842,736	21,460	3%
General and administrative	2,190,441	4,409,769	(2,219,328)	(45%)
Total operating expenses	3,054,637	5,252,505	(2,197,869)	(42%)

Loss from operations	(2,331,490)	(4,492,004)	2,160,514	(48%)

Gain (loss) on derivative liability	(2,825,661)	6,811,623	(9,637,284)	(141%)
Other income/(expense)	127,771	(1,017,244)	1,145,015	113%
Net (loss) Profit	(5,029,380)	$1,302,375	(6,331,755)	(486%)

Revenues

During the year ended June 30, 2021, we generated $2,666,829 of revenues, compared to revenues of $2,528,356 during the year ended June 30, 2020. The increase was primarily due to the increase in text services which is up 15% over the prior year. In addition, during fiscal year 2020 we had approximately $300,000 in revenue obtained through a partnership with a company selling tradeshow booths. Excluding that revenue, our “normalized” revenue (for comparison purposes) would be $2,676,537 vs $2,228,356 for an increase of $448,181 or 20.5%.

Gross Profit

Gross profit decreased to $723,147 for the period ended June 30, 2021 which was an decrease of $37,355 over the same period last year of June 30, 2020. Gross profit as a percentage of revenue decreased from 30% to 27% for the period ended June 30, 2021 over June 30, 2020 because of the increased 3rd party software development costs expended on the technology platform.

Expenses

During the year ended June 30, 2021, we incurred total operating expenses of $3,054,637, including $2,190,441 in general and administrative expenses, and $864,196 in selling expenses. During the year ended June 30, 2020, we incurred total operating expenses of $5,252,505, including $4,409,769 in general and administrative expenses, and $842,736 in selling expenses. The decrease of $2,197,869 or 42% was primarily due to less payroll expense, stock based compensation expense and lower general and administrative expense. We have increased sales automating and enhanced their technology platform for significant cost savings. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

We did not properly record a derivative liability related to the 55% conversion feature in the Series A preferred stock in prior periods. We corrected this error by recording a liability and charging this amount against retained earnings as of June 30, 2019. Each period thereafter we are required to perform a mark to market adjustment to the derivative liability. During the period ended June 30, 2021 we recorded an unrealized loss of $2,825,661 the estimated fair value of the derivative changed at the end of the period. During this same period in 2020, the estimated fair value of the derivative decreased therefore the liability was reduced generating unrealized income of $6,811,623.

Other income during the period ended June 30, 2021 was the result of the SBA PPP loan forgiveness of $602,478, offset by recurring interest expense. Interest expense was $478,388 for the yearend June 30, 2021 compared to interest expense of $1,017,244 for the same period ending June 30, 2020 because of the reduction in notes payable during the year.

Net Loss

During the year ended June 30, 2021 we incurred a net loss of $5,029,380, compared to a net profit of $1,302,375 for the year ended June 30, 2020.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed consolidated financial statements with existing cash on hand and/or the private placement of common stock or obtaining debt financing. There is, however, no assurance that the we will be able to raise any additional capital through any type of offering on terms acceptable to us, as we believe that existing cash on hand will be insufficient to finance operations over the next twelve months.

At June 30, 2021 we had $684,639 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year Ended June 30,
	2021	2020
Net cash used in operating activities	$(858,250)	$(2,808,559)
Net cash used in investing activities	$-	$(559,667)
Net cash provided by financing activities	$232,977	$4,496,491
Net change in cash and cash equivalents	$(625,273)	$1,128,265)

As of June 30, 2021, we had $684,639 in cash and cash equivalents and a working capital deficit of $8,840,068. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,806,182 was funded by equity financing. During the year ended June 30, 2021, we raised gross proceeds of $557,977 in cash proceeds through government supported disaster relief programs.

During the year ended June 30, 2021, we used $858,250 in operating activities compared to $2,808,559 for the same period ending June 30, 2020. The difference is primarily because of the lower net loss from operations realized in fiscal year 2021.

During the year ended June 30, 2021, we did not use any cash for investing activities compared to June 30, 2020 and the use of $559,667 primarily related to the enhancements of our software.

Net cash flow provided by financing activities for the year ended June 30, 2021 was $232,977 compared to $4,496,491 of financing activity in 2020 related to proceeds from the sale of stock of $4,037,888, $1,102,478 proceeds from government supported disaster relief programs and $615,000 borrowings from related parties offset by reduction in notes payable of $1,258,875.

Our decrease in cash and cash equivalents for the year ended June 30, 2021 was primarily net cash used for operating activities.

During the year ended June 30, 2021, our monthly cash requirements to fund our operating activities, was approximately $85,000, compared to approximately $100,000 during the year ended June 30, 2020. In the absence of the continued sale of our common and preferred stock or advances from related parties, our cash of $700,219 as of June 30, 2021 is insufficient to cover our current monthly burn rate for next twelve months.

Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and/or the private placement of common stock. There is, however, no assurance that we will be able to raise any additional capital through any type of offering on terms acceptable to us, as we believe that existing cash on hand will be insufficient to finance operations over the next twelve months.

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

Recent Accounting Guidance Adopted

We have implemented all new accounting pronouncements that are in effect and applicable to us. These pronouncements did not have any material impact on our financial statements unless otherwise disclosed, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

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

Item 9A. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting in order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2021. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review; and

(iii)	technical accounting support for complex debt and preferred stock transactions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2021, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

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

Management’s Remediation Plan

In light of the control deficiencies identified at December 31, 2019, and described in the section titled “Management Report on Internal Control Over Financial Reporting,” we have designed and plan to implement the specific remediation initiatives described below:

(i)	Appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies; and

(ii)	We will attempt to implement the remediation efforts. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our financial statements for years ended June 30, 2021 and 2020 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since

Kurt Rossner	52	Chairman, Chief Executive Officer and President	March 23, 2017
Mark Breen	49	Chief Financial Officer and Director	March 23, 2017
Michael Goerner	52	Treasurer, Chief Technology Officer and Director	March 23, 2017
Jeff Rudolph	60	Director	October 15, 2018
Kristin Baca	51	Director	October 15, 2018

Kurt Rossner, 52, Co-Founder, Chairman and Chief Executive Officer

Prior to founding LB Media Group in May 2013, Mr. Rossner started his career with MCI Telecommunications Corporation as a Business Sales Manager in 1993. Mr. Rossner founded several successful technology companies and was a pioneer in the Internet web hosting industry. He founded one of the largest platforms in the county, selling it to Micron Electronics (NASDAQ: MUEI) in 2000. Mr. Rossner leads the our operations and overall strategic direction. He holds a Bachelor of Science Degree in Economics from The Florida State University.

Mark Breen, 49, Co-Founder, Director and Chief Financial Officer

Prior to Co-founding LB Media Group in May 2013, Mr. Breen served in various Sales Executive positions at CBS Corporation from Oct 2010 to October of 2013. Mr. Breen heads up our sales and market expansion strategy. He has worked in various sales, operation and management positions within Tribune Broadcasting, Gannett and CBS in both Chicago and Denver over his 20-year career. Mr. Breen earned a Bachelor of Arts Degree in Broadcasting from Western Illinois University.

Michael Goerner, 52, Co-Founder, Director and Chief Technology Officer

Prior to founding LB Media Group in May 2013, Mr. Goerner served as the C.T.O of WHIP Systems from March 2001 to May 2013. Mr. Goerner is responsible for our technology direction and has significant experience with various Internet and IT companies. Prior thereto and from June 1998 through December 2000 to Mr. Goerner served as the Founder and C.T.O of Indigio Group. In the early 1990s he was involved in the early-stage development of successful Internet properties in the areas of online mapping, real estate, news media. Mr. Goerner has a Bachelor of Science Degree in Computer Science from Millersville University of Pennsylvania.

Jeff Rudolph, 60, Director

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

Kristin Baca, 51, Director

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2021 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Audit Committee

Our Audit Committee is primarily concerned with the effectiveness of our accounting policies and practices, our financial reporting and our internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of our books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met three times during the year ended June 30, 2021.

The Audit Committee is presently composed of three members: Jeffrey Rudolph, Kristin Baca and Kurt Rossner. The Board of Directors has determined that Kristin Baca is considered “audit committee financial expert” (as defined by rules of the SEC) and that each of the “audit committee financial experts” meet the independence criteria.

Nomination Procedures for Directors

We do not have a nominating committee. Our Board of Directors selects individuals to stand for election as members of the Board and does not have a policy with regards to the consideration of any director candidates recommended by our security holders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when it considers a nominee for a position on our Board. If security holders wish to recommend candidates directly to our Board of Directors, they may do so by communicating directly with our President at the address specified on the cover of this annual report. There has not been any change to the procedures involved when our shareholders wish to recommend nominees to our Board of Directors.

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the fiscal years ended June 30, 2021, 2020 and 2019.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total Compensation

Kurt Rossner Chief Executive Officer and Director	2021	124,000	-	-	-	-	-	-	124,000
	2020	124,039	-	-	102,650	-	-	-	226,689
	2019	110,000	-	-	-	-	-	-	110,000

Mark Breen Chief Financial Officer, Director	2021	124,000	-	-	-	-	-	--	124,000
	2020	124,039	-	-	101,660	-	-	-	225,639
	2019	110,000	-	-	-	-	-	-	110,000

Micheal Goener, Treasurer, Director	2021	124,000	-	-	-	-	-	-	124,000
	2020	106,154	-	-	96,350	-	-	-	202,504
	2019	110,000	-	-	-	-	-	-	110,000

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

Compensation Committee

We currently do not have a compensation committee of the Board of Directors or a committee performing similar functions. It is the view of the Board of Directors that it is appropriate for us not to have such a committee because of our size and because the Board of Directors participates in the consideration of executive compensation. None of our executive officers served as a director or member of the compensation committee of any entity that has one or more executive officers serving on our Board of Directors.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in our best interests and our shareholders to combine these roles. Kurt Rossner serves as our Chairman and Chief Executive Officer. We believe it is in our best interest to have the Chairman and Chief Executive Officer roles combined due to our small size and limited resources.

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy, and also ensures that risks undertaken by our company are consistent with the Board of Directors appetite for risk. While the Board of Directors oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board of Directors leadership structure supports this approach.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 30, 2021 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2021, there were 81,772,802 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of June 30, 2021.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Kurt Rossner(3)	48,894,354	37.3%
Mark Breen(3)	48,894,354	37.3%
Michael Goerner(3)	48,894,354	27.3%
Jeffrey Rudolph	356,333	*
Kristin Baca	63,662	*
All officers and directors as a group (five persons)	147,103,107	58.0%
5% Beneficial Owners:
Anson Investments Master Fund LP(4)	8,112,980	9.1%
Hudson Bay Master Fund LTD(5)	8,112,980	9.12%

__________

*	less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is our company’s address.

(2)

Applicable percentage ownership is based on 89,318,160 shares of common stock outstanding as of June 30, 2021 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2021, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2021, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 7,250,012 shares of common stock, including 39,229,342 shares of common stock underlying the 108,108 shares of Series A Convertible Preferred Stock and 2,415,000 options granted pursuant to the Issuer’s 2017 Equity Incentive Plan. The Series A Convertible Preferred Shares are convertible into a number of shares of common stock so that the Series A Convertible Preferred Stock holders would hold 55% of the number of outstanding shares of common stock on a fully diluted basis after giving effect to such conversion. The Series A Shares vote on an “as-converted” basis and as of June 30, 2021 are entitled to 117,688,024 votes, which represents approximately 55% of the 253,523,746 shares of the fully diluted common stock entitled to vote (89,318,158 outstanding shares of common stock plus 117,668,024 shares of common stock underlying the Series A Convertible Preferred Stock plus 1,120,000 shares of common stock underlying the Series B Convertible Preferred Stock).

(4)

Includes 3,605,769 shares of common stock underlying Series A Warrants which have been issued, assuming an exercise price of $0.624, or 14,999,999shares of common stock, 14,999,999 common shares underlying Series A Warrants, assuming a floor reset price of the common stock and a floor reset exercise price of the Warrants of $0.15 per share. The Series A Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of our shares of common stock outstanding immediately after giving effect to such exercise. Anson Advisors Inc., and Anson Funds Management LP, the Co-Investment Advisers of Anson Investments Master Fund LP, hold voting and dispositive power over the Common Shares held by Anson. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these shares of common stock except to the extent of their pecuniary interest therein. The principal business address of Anson is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(5)

Includes 3,605,769 shares of common stock underlying Series A Warrants which have been issued, assuming an exercise price of $0.624, or 14,999,999 shares of common stock, 14,999,999 shares of common stock underlying Series A Warrants, assuming a floor reset price of the shares of common stock and a floor reset exercise price of the Warrants of $0.15 per share. The Warrants do not allow for an exercise that would result in the beneficial ownership of greater than 9.99% of our outstanding common stock immediately after giving effect to their exercise. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 2, 2019, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (the “Investors”), pursuant to which we agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of common stock (the “Shares”), par value $0.001 per share, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The Purchase Agreement contains customary representations and warranties, and the Offering was subject to customary closing conditions. The Shares were offered by us pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. We were obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement.

As additional consideration for the purchase of the Shares, we agreed to issue to the Investors Series A Warrants, Series B Warrants, and Series C Warrants (collectively, the “Warrants”). The number of shares for the Warrants and exercise price of the Warrants is subject to adjustment; provided, however, on each of (i) the 3rd Trading Day following the effective date (the “Effective Date”) of the Registration Statement to be filed by us (the “Interim True-Up Date”), and (ii) the 6th trading day following the Effective Date (the “Final True-Up Date”), the exercise price shall be reduced, and only reduced, to equal the lower of (1) the then exercise price and (2) 100% of the lowest VWAP during the 2 trading days prior to the Interim True-Up Date or 5 trading days prior to the Final True-Up Date, as applicable, immediately following the Effective Date. The Series C Warrants, which are considered pre-funded, allow each Investor to purchase an amount of shares equal to the sum of (a) any shares purchased by the Investor pursuant to the Purchase Agreement that would have resulted in the beneficial ownership of greater than 4.99% of our outstanding common stock, (b) on the 3rd trading day following the Effective Date, if 80% of the lowest VWAP during the 2 trading days immediately prior to such date (“Primary Effective Date Price”) is less than $0.624, then a number of shares of common stock equal to such Investor’s Purchase Agreement purchase amount divided by the Primary Effective Date Price less any shares of common stock (i) issued at the closing and (ii) issuable pursuant to clause (a) above, if any, and (c) on the 6th trading day following the Effective Date, if 80% of the lowest VWAP during the 5 trading days immediately prior to such date (“Secondary Effective Date Price”) is less than $0.624, then a number of shares of common stock equal to such holder’s subscription amount at the closing divided by the Secondary Effective Date Price less any shares of common stock (i) issued at the closing, (ii) issuable pursuant to clause (a) above, if any or (iii) issuable pursuant to clause (b) above, if any. The Series C Warrants are exercisable at a price of $0.001 per share.

We issued 30,299,998 shares of common stock for the private placement and the issuance of the Series C Warrants. We received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share.

Related Person Transaction Policy

Our Board of Directors is responsible to approve all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

In March 2020, we entered into a promissory note with our Chief Executive Officer for $600,000 in exchange for a total of $565,000 cash payments. The note matured in December 2020 and $300,000 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

In March 2020, we entered into a promissory note with our Chief Technology Officer for $50,000. The note matured on January 1, 2021 and $25,000 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended June 30, 2021 and 2020, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2021 ($)	Year Ended June 30, 2020 ($)
Audit fees	$49,100	$44,480
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$49,100	$44,480

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 23, 2017).

3.2	By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed on September 3, 2015).

4.1	Form of Series A and Series B Warrant (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 5, 2019).

4.2	Form of Series C Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 5, 2019).

4.3

Certification of Designation of Rights and Preferences to Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 23, 2017).

4.4

Certification of Designation of Rights and Preferences to Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 23, 2017).

4.5	$200,000 Convertible Note due March 22, 2019 issued to Jeff Bishop on September 21, 2018

4.6	$50,000 Promissory Note due January 1, 2021 issued to Mike Goerner on April 1, 2020

4.7	$213,333.33 Convertible Note due September 20, 2020 issued to Adam Marshall on March 20, 2019

4.8	$426,666.67 Convertible Note due August 15, 2020 issued to Adam Marshall on February 15, 2019

4.9	$600,000 Promissory Note due December 1, 2020 issued to SRQBOBWHITE LLC on March 15, 2020

4.10	$400,000 Convertible Note due September 21, 2019 issued to MFA Holdings Corp. on September 21, 2018

4.11	$150,000 Promissory Note due December 20, 2018 issued to MFA Holdings Corp. on December 20, 2017

4.12	$200,000 Promissory Note due September 18, 2018 issued to MFA Holdings Corp. on September 28, 2017

10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 5, 2019).

10.2	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 5, 2019).

10.3	Amended and Restated 2017 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on April 30, 2019).

10.4

Standby Equity Distribution Agreement dated April 19, 2018 between VA II PN, Ltd., and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 20, 2018).

10.5

Stock Purchase Agreement between Greenlight Technologies, Inc., the shareholders of Greenlight Technologies, Inc. and the Company (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2018).

10.6	Employment Agreement with Michael Gabriel (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2018).

23.1	Consent of Independent Registered Public Accounting Firm.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

___________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: October 13, 2021	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Kurt Rossner	Chief Executive Officer, Director	October 13, 2021
Kurt Rossner	(Principal Executive Officer)

/s/ Mark Breen	Chief Financial Officer, Director	October 13, 2021
Mark Breen	(Principal Financial and Accounting Officer)

/s/ Michael Goerner	Chief Technology Officer, Director	October 13, 2021
Michael Goerner

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Leafbuyer Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leafbuyer Technologies, Inc. (“the Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with generally accepted accounting principles in the United States of America.

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

Emphasis of a matter

As discussed in Note 3 to the financial statements, the Company has identified an accounting error with regard to its accounting treatments of preferred stocks. The financial statements as of and for the year ended June 30, 2020 were restated accordingly.

/s/ B F Borgers CPA PC

We have served as the Company's auditor since 2017.

Lakewood, Colorado

October 13, 2021

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2021	June 30, 2020
ASSETS		(RESTATED)
Current assets:
Cash and cash equivalents	$684,639	$1,309,912
Accounts receivable (net of allowance for doubtful accounts of $14,037 and $53,815, respectively)	31,474	14,037
Inventory	-	622
Prepaid expenses and other current assets	14,152	87,895
Total current assets	730,265	1,412,466
Noncurrent assets:
Fixed assets and intangible assets, net	2,673,924	3,398,370
Right of use asset	-	165,965
Total assets	$3,404,189	$4,976,801

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$213,465	$487,890
Accrued liabilities	958,451	413,314
Deferred revenue	67,276	117,904
Lease obligation, current	-	103,049
Debt, related party (Note 9)	325,000
Derivative liability	6,601,339	3,775,678
Debt, current	1,404,802	2,134,487
Total current liabilities	9,570,333	7,032,322
Debt, non current	1,057,977	1,102,478
Lease obligation, net of current portion	-	65,149
Total liabilities	10,628,310	8,199,949

Commitments and contingencies (Note 6)

Equity:
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively	324	324

Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at June 30, 2021 and June 30, 2020, respectively	8	8
Common stock, $0.001 par value; 150,000,000 shares authorized; 89,318,160 shares issued and outstanding at June 30, 2021 and 81,772,802 shares issued and outstanding at June 30, 2020	89,318	81,773
Additional paid in capital	17,492,411	16,471,549
Accumulated deficit	(24,806,182)	(19,776,802)
Total equity (deficit)	(7,224,121)	(3,223,148)
Total liabilities and equity	$3,404,189	$4,976,801

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years Ended June 30,
	2021	2020
		(RESTATED)
Revenue	$2,666,829	$2,528,356
Cost of revenue	1,943,683	1,767,855
Gross profit	723,147	760,501

Operating expenses:
Selling expenses	864,196	842,736
General and administrative	2,190,441	4,409,769
Total operating expenses	3,054,637	5,252,505

Loss from operations	(2,331,490)	(4,492,004)

Interest expense	(478,388)	(1,017,244)
Unrealized gain (loss) on derivative	(2,825,661)	6,811,623
Forgiveness of PPP loan	602,478	-
Other Income	3,681	-
Other income / (expense)	2,697,890	5,794,379

Net (loss) income	$(5,029,380)	$1,302,375

Earnings (loss) per common share:
Basic	$(0.06)	$0.02
Fully diluted	(0.06)	$0.01

Weighted average common shares outstanding:
Basic	84,341,970	75,181,637
Fully diluted	84,341,970	242,075,640

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2021	2020
Cash flows from operating activities:		(RESTATED)
Net loss	$(5,029,380)	$1,302,375
Adjustments to reconcile net income to net cash used in operating activities
Inventory written off	622	-
Default interest added to convertible promissory note	154,677
Stock based compensation	504,224	818,252
Stock issued for services	224,183	41,230
Forgiveness of PPP loan	(602,478)	-
Loss (gain) on derivative liability	2,825,661	(6,811,623)
Amortization of note payable discount	65,638	861,699
Depreciation/amortization expense	724,446	695,471
Changes in assets and liabilities:
Accounts receivable	(17,437)	54,784
Inventory	-	608
Prepaid expenses and other	71,510	41,428
Accounts payable and accrued liabilities	(274,425)	197,858
Accrued liabilities	(494,509)	(10,641)
Net cash used in operating activities	(858,250)	(2,808,559)

Cash flows from investing activities:
Capitalized Software	-	(559,667)
Net cash used in investing activities	-	(559,667)

Cash flows from financing activities:
Proceeds from issuance of stock	-	4,037,888
Proceeds from issuance of related party debt	-	615,000
Proceeds from issuance of government relief debts	557,977	1,102,478
Repayment of debt	(325,000)	(1,258,875)
Net cash provided by financing activities	232,977	4,496,491

Net change in cash and cash equivalents	(625,273)	1,128,265
Cash and cash equivalents, beginning of period	1,309,912	181,647
Cash and cash equivalents, end of period	$684,639	$1,309,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$83,645
Cash paid for taxes	$-	$-
Issuance of common stock for acquisition of intangible assets	$-	$262,500
Issuance of common stock for conversion of notes payable and accrued interest	$300,000	$131,000

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Equity

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

June 30, 2019 (RESTATED)	324,325	324	7,567	$8	47,914,967	$47,915	$11,079,953	$(21,079,177)	$(9,950,977)

Issuance of common stock for cash	-	-	-	-	30,299,998	30,300	4,007,588	-	4,037,888
Stock based compensation for employees	-	-	-	-			714,638	-	714,638
Issuance of Common Stock for employee Compensation	-	-			860,950	861	102,753		103,614
Issuance of common stock for services	-	-	-	-	515,000	515	40,715	-	41,230
Issuance of common stock in conversion of notes payable and accrued interest	-	-			1,815,220	1,815	129,185		131,000
Beneficial Conversion Feature of Notes Payable	-	-					134,584		134,584
Issuance of common stock for acquisition	-	-	-	-	366,667	367	262,133	-	262,500
Net Income	-	-	-	-	-	-	-	1,302,375	1,302,375
June 30, 2020 (Restated)	324,325	324	7,567	$8	81,772,802	$81,773	$16,471,549	$(19,776,802)	$(3,223,148)

Stock based compensation for employees	-	-	-	-			326,506	-	326,506
Issuance of common stock for employee Compensation	-	-			1,638,869	1,638	176,080		177,718
Issuance of common stock for services	-	-	-	-	1,906,489	1,907	222,276	-	224,183
Issuance of common stock in conversion of notes payable and accrued interest	-	-			4,000,000	4,000	296,000		300,000
Net loss	-	-	-	-	-	-	-	(5,029,380)	(5,029,380)
June 30, 2021	324,325	324	7,567	$8	89,318,160	$89,318	$17,492,411	$(24,806,182)	$(7,224,121)

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

LB Media was founded in 2012 by a group of technology and industry veterans and provides online resources for cannabis deals and specials. Our headquarters is located in Greenwood Village, Colorado.

The Company’s wholly owned subsidiary, LB Media Group, LLC has evolved and grown as a listing website to a comprehensive marketing technology platform. Our clients, medical and recreational dispensaries in legalized cannabis states, along with cannabis product companies subscribe to our technology platform to assist in new customer acquisition and provide retention tools that include texting/loyalty and order ahead technology.

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

Going Concern

As of June 30, 2021, we had $684,639 in cash and cash equivalents and a working capital deficit of $8,840,068. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,806,182 was funded by equity financing and we reported a net loss of $5,029,380 for the year ended June 30, 2021. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

Error Correction

Series A & B Shares Outstanding

The Company’s annual financial statements ended June 30, 2020 contained three errors related to the Preferred Stock issued in connection with the March 23, 2017 Merger Agreement.

In accordance with the Merger Agreement, the Company issued 324,327 new pre-split shares of Series A Convertible Preferred Stock and accepted subscriptions in a private placement offering of 27,027 new pre-split shares of the Company’s Series B Convertible Preferred Stock, of which each share of Series B Convertible Preferred Stock is convertible into 16 Common Shares at any time, in the amount of $250,000. All shares issued in accordance with the Merger Agreement are considered to be outstanding beginning January 1, 2015 as these shares relate to the change in capital structure.

On March 24, 2017, the Company effected a forward split such that 9.25 shares of Common Stock were issued for every 1 share of Common Stock issued and outstanding immediately prior to the forward split. The Company incorrectly stated that immediately following the forward split, 3,000,000 shares of post-split Series A Convertible Preferred Stock, and 250,000 shares of post-split Series B Convertible Preferred Stock outstanding. The par value of all classes of shares remained at $0.001 per share after the forward split. All references to shares from that point forward were referred to as post-split shares.

This presentation was incorrect because in connection with stock splits by the Company, the certificate of designation for each of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock provide for an adjustment to the common stock underlying such shares and not the shares of preferred stock. Therefore, the June 30, 2020 Consolidated Balance Sheet, Consolidated Statement of Equity and Footnote 4  have been changed to reflect 324,325 shares of Series A issued and outstanding and 7,567 shares of Series B Convertible Preferred Stock issued and outstanding after the conversion of 19,459 shares in January and June of 2018 and June 30, 2019.

Therefore, the Consolidated Balance Sheet, Consolidated Statement of Equity and Footnote 4 have been changed to reflect the Number of shares of Series A and Series B preferred stock and the par value of those shares.

Balance Sheet – June 30, 2020

	As Computed - Restated	As Reported	Effect of Change
Convertible Preferred Stock Series A - Value	$324	$3,000	$(2,676)
Convertible Preferred Stock Series B - Value	$8	$1,120	$(1,112)
Additional Paid in Capital	$16,471,549	$16,467,761	$3,788

Convertible Preferred Stock Series A - Shares	324,325	3,000,000	(2,675,675)
Convertible Preferred Stock Series B - Shares	7,567	1,120,000	(1,112,433)

Series A convertible feature not accounted properly

The Series A Preferred Shares are convertible into a number of shares of Common Stock so that the holders of Series A Convertible Preferred Stock would hold 55% of the number of outstanding shares of Common Stock on a fully diluted basis after giving effect to such conversion. The Series A Convertible Preferred Stock vote on an “as-converted” basis.

The Company has determined that the Series A Preferred Stock conversion provisions meet the accounting requirements of FASB ASC 815 which requires a bifurcation of an embedded conversion feature and classification of the derivative as a liability on the balance sheet at the end of each reporting period. The fair value of the derivative liability is estimated each period as a Level 3 – Significant Unobservable Inputs based upon the numbers of common shares stock at an estimated conversion price.

The following table represents the value of the derivative and number of shares of common stock issuable for the holders to obtain 55% of the number of outstanding shares of common stock:

Balance Sheet – June 30, 2020

	As Computed - Restated	As Reported	Effect of Change
Derivative liability	$3,775,678	$-	$3,775,678
Total current liabilities	$7,032,322	$3,256,644	$3,775,678
Total liabilities	$8,199,949	$4,424,271	$3,775,678

Accumulated deficit	$19,776,802	$16,001,124	$3,775,678
Total equity (deficit)	$(3,223,148)	$552,530	$(3,775,678)

Income Statement – June 30, 2020

	As Computed - Restated	As Reported	Effect of Change
Unrealized gain(loss) on derivative	$6,811,623	$-	$6,811,623
Other income/ (expense)	$5,794,379	$(1,017,244)	$6,811,623
Net (loss) income	$1,302,375	$(5,509,248)	$6,811,623
Earnings (loss) per share - Basic	$0.02	$(0.07)	$0.09
Earnings (loss) per share - Basic	$0.01	$(0.07)	$0.08

Statement of Cash Flow – June 30, 2020

	As Computed - Restated	As Reported	Effect of Change
Net (loss) income	$1,302,375	$5,509,248	$6,811,623
Loss (gain) on derivative liability	$(6,811,623)	$-	$(6,811,623)

Statement of Equity – June 30, 2020

	As Computed - Restated	As Reported	Effect of Change
June 30, 2019 – Accumulated Deficit	$(21,079,177)	$(10,491,876)	$(10,587,301)

Fully Diluted shares exceed Authorized Shares

The Company has determined that as of June 30, 2020 the Series A Preferred stock would be convertible into 115,016,707 shares of common stock which would result in 248,666,806 shares of fully diluted common shares. The Company is authorized to issue 150,000,000 shares. This exceeds the authorized and outstanding shares by 98,666,806 shares and therefore in accordance with ASR 268 the Company needs to present the Series A Convertible Preferred Stock separate from Stockholders Equity on the Balance Sheet and in the footnote disclosure. The Company has elected to not to present the Series A Convertible Preferred Stock separate as a mezzanine equity in accordance with ASR 268 because in October 2021 the Series A 55% feature no longer existed and this classification would be temporary and moved backed to permanent equity.

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

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended June 30, 2020 to conform to the presentation as of and for the year ended June 30, 2021.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit, and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2021 and 2020, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of June 30, 2021, the Company had $450,219 in excess of federally insured limits.

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

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of June 30, 2021 and 2020, there were no impairments of long-lived assets.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the year ended June 30, 2021. For the year ended June 30, 2021 warrants of 29,119,893, stock options vested as of the end of the period of 5,509,213 and Convertible Debt into 10,768,453 shares would have been included in the fully diluted weighted average calculation. For the year ended June 30, 2020 warrants of 36,137,988, stock options vested as of the end of the period of 1,428,197 and Convertible Debt into 13,191,111 shares were added to the weighted-average number of common shares outstanding.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2021, the Company had approximately $18,000,000 of net operating loss carry forward that was unrecognized tax benefits.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2021, other than as disclosed in Note 6.

On December 22, 2017, the U.S. government enacted the Tax Act, which made significant changes to the Internal Revenue Code of 1986, as amended, including, but not limited to, reducing the U.S. corporate statutory tax rate and the net operating loss incurred after December 31, 2017 can be carried forward indefinitely and the two year net operating loss carried back was eliminated (prohibited).

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, the core principle of which is that an entity should recognize revenue to depict the transfer of services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company accounts for revenues when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Payment terms vary by client and the services offered.

Costs of Revenue

Costs of revenue primarily consists of the costs associated with the operation of the Company’s platform, such as third party fees paid for texting services, server and hosting charges, technology support costs, amortization, maintenance costs, staff costs and other expenses directly attributable to the online marketplace services.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The Company has a derivative liability valued at fair value on a recurring basis.

Preferred Stock and Derivative Liability

The Company has determined that the Series A Preferred Stock conversion provisions meet the accounting requirements of FASB ASC 815 which requires a bifurcation of an embedded conversion feature and classification of the derivative as a liability on the balance sheet at the end of each reporting period. The fair value of the derivative liability is estimated each period as a Level 3 – Significant Unobservable Inputs based upon the numbers of common shares stock at an estimated conversion price.

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

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following:

	June 30, 2021	June 30, 2020

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(1,809,801)	(1,085,355)
Property and equipment, net	$2,673,924	$3,398,370

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the 2018 agreement. During the year ended June 30, 2021 and June 30, 2020 the Company capitalized $0 and $922,558, respectively of software enhancements.

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $724,814 during the year ended June 30, 2021 and for the same period ended 2020 amortization expenses was $695,103. Amortization expense for the next five years is as follows:

2022	$724,445
2023	724,445
2024	622,359
2025	459,342
2026	143,333
Total Unamortized Expense	$2,673,924

Note 4— Capital Stock and Equity Transactions

The Company has 150,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2021. In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2021.

On April 19, 2018, the Company entered into a Standby Equity Distribution Agreement (the “SEDA”) with YA II PN Ltd. (“YA Investor”), a Cayman Island exempt limited partnership and an affiliate of Yorkville Advisors Global, LLC, whereby the Company sold and the YA Investor purchased 869,565 shares (the “Initial Shares”) of the Company’s common stock for the purchase price of One Million Dollars ($1,000,000), Additionally, under the SEDA the Company may sell to the YA Investor up to $5 million of shares of Common Stock over a two-year commitment period. Under the terms of the SEDA, the Company may from time to time, in its discretion, sell newly issued shares of its common stock to the YA Investor at a discount to market of 8% of the lowest daily volume weighted average price during the relevant pricing period. The Company is obligated to register the Initial Shares, the Commitment Shares (as defined below), and the shares of Common Stock issuable under the SEDA pursuant to a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).

The Company is not obligated to utilize any portion of the SEDA and there are no minimum commitments or minimum use penalties provided the Company does not terminate the SEDA by October 2020 wherein the Company would be required to pay a termination fee of $100,000. The Company issued One Hundred Thousand (100,000) shares of common stock as a commitment fee (the “Commitment Shares”) to an affiliate of the YA Investor. The total amount of funds that ultimately can be raised under the SEDA over the two-year term will depend on the market price for the Company’s common stock and the number of shares actually sold.

The SEDA does not impose any restrictions on the Company’s operating activities. During the term of the SEDA, the YA Investor is prohibited from engaging in any short selling or hedging transactions related to the common stock.

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

On July 2, 2019, the Company, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional investors (“Investors”), pursuant to which the Company agreed to issue and sell directly to the Investors in a private offering (the “Offering”), an aggregate of 7,211,538 shares of common stock, at $0.624 per Share or a 20% discount to the closing price as of July 2, 2019, for gross proceeds of approximately $4,500,000 before deducting offering expenses. The Purchase Agreement contained customary representations and warranties. The Shares were offered by the Company pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Company was obligated in accordance with the terms of a Registration Rights Agreement (the “Rights Agreement”) to register the Shares and the shares of common stock underlying the warrants described below, within 90 days from the date of the Purchase Agreement. All shares of common stock and shares of common stock underlying the warrants have been registered.

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

The Company issued 30,299,998 shares of common stock pursuant to the Purchase Agreement, as well as the exercise of the Series C Warrants and fees paid in shares of common stock. The Company received approximately $4,038,000, net of the placement fees, legal and other expenses incurred for the placement of the Shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 7,018,090 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock at a purchase price of $0.1603 per common share. If the investors choose to exercise all Series A, the Company would receive proceeds of $4,500,000.

The 324,325 shares of Series A Convertible Preferred Stock are convertible into 117,688,024 shares of Common Stock so that the Series A Convertible Stock holders would hold 55% of the number of outstanding shares of Common Stock on a fully diluted basis after giving effect to such conversion as of June 30, 2021 compared to 115,016,707 as of June 30, 2020. The Series A Convertible Preferred Stock vote on an “as-converted” basis. The Company has recorded a derivative liability in accordance with FASB ASC 815 because of the conversion feature embedded in the Series A Convertible Preferred Stock. The value as of June 30, 2021 for the derivative liability was $6,601,339 which was an increase from June 30, 2020 of $3,775,678. The difference was recorded as an unrealized loss on the consolidated statement of operations as of June 30, 2021 compared to a gain for this same period in 2020 of $6,811,623.

The 7,567 shares of Series B Convertible Preferred Stock are convertible into 1,120,064 shares of common stock.

Issuance of Common Stock

During the year ended June 30, 2021, the Company issued 4,000,000 shares of common stock to Note Payable Holders as satisfaction of principal obligations. These shares were valued at fair market value of $300,000.

During the year ended June 30, 2021 the Company issued 1,638,869 shares of common stock to employees. These shares were valued at fair market value of $177,718 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the year ended June 30, 2021 the Company issued 62,288 to members of the board of directors for services rendered. These shares were valued at fair market value of $8,110 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the year ended June 30, 2021 the Company issued 1,844,201 to vendors for services rendered. These shares were valued at fair market value of $216,073 and expensed in the accompanying Condensed Consolidated Statement of Operations.

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

The Company has determined that as of June 30, 2021 the Series A Preferred stock would be convertible into 117,688,024 shares of common stock which would result in 253,523,746 shares of fully diluted common shares. The Company is authorized to issue 150,000,000 shares. This exceeds the authorized and outstanding shares by 103,523,746 shares and therefore in accordance with ASR 268 the Company needs to present the Series A Convertible Preferred Stock separate from Stockholders Equity on the Balance Sheet and in the footnote disclosure. The Company has elected to not to present the Series A Convertible Preferred Stock separate as a mezzanine equity in accordance with ASR 268 because in October 2021 the Series A 55% feature no longer existed and this classification would be temporary and moved backed to permanent equity.

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $211,003, accruing at 12% at June 30, 2021, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of June 30, 2021, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $581,475.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of June 30, 2021, the total unpaid principal and interest is approximately $290,738.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. The remaining principal of $90,125 is in default and payable upon demand. As of June 30, 2021, the total unpaid principal and interest is approximately $157,465.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 of the promissory note balance. The note is in default and due upon demand and the interest rate was increased to 12%. As of June 30, 2021, the total unpaid principal and interest is approximately $355,825.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 of the promissory note balance. The note is in default and the interest rate increased to 12%. As of June 30, 2021, the total unpaid principal and interest is approximately $29,636.

On April 30, 2020 the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $2,437. The balance of principal and interest is payable thirty years from the date of the promissory note.

On May 29, 2020, the Company was granted a loan from American Express National Bank in the aggregate amount of $602,478, pursuant to the Paycheck Protection Program (“PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan which was in the form of a Note dated May 29, 2020, matures on May 29, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 29, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On January 5, 2021 the Company was notified by American Express National Bank that the United States Small Business Administration has approved our Loan Forgiveness Application and the loan has been closed. The Company realized other income from the forgiveness of the PPP loan in the Consolidated Statement of Operations for the year ended June 30, 2021.

On March 30, 2021, the Company was granted a loan from American Express National Bank in the aggregate amount of $557,977, pursuant to the Paycheck Protection Program (“PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan which was in the form of a Note dated March 30, 2021, matures on March 30, 2023 and bears interest at a rate of 1.00% per annum, payable monthly commencing on March 30, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot be assured that the Company will be ineligible for forgiveness of the loan, in whole or in part.

The Company recognized $233,355 and $981,423 of interest expense for the years ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and 2020, accrued interest on the above notes was $419,715 and $186,360, respectively. The weighted average interest rates as of June 30, 2021 and 2020 was 5.13% and 5.65%.

Notes payable and long-term debt outstanding as of June 30, 2021 and 2020 are summarized below:

	Maturity Date		June 30, 2021	June 30, 2020
12% $150,000 Note Payable, net of unamortized discount of $0 and $14,320, respectively	Due on Demand		$150,000	$150,000
10% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $28,589, respectively	Due on Demand		440,000	440,000
10% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $14,295, respectively	Due on Demand		220,000	220,000
7% $426,667 Convertible Note Payable, net of unamortized discount of $35,866 and $314,40, respectively	Due on Demand		-	182,326
7% $213,333 Convertible Note Payable, net of unamortized discount of $28,492 and $153,786, respectively	Due on Demand		90,125	164,072
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $21,911 respectively	Due on Demand		300,000	578,089
8% $50,000 Related Party Note Payable	Due on Demand		25,000	50,000
5% Note Payable	Due on Demand	(1)	350,000	350,000
1% PPP #1 Note Payable	May 29, 2022		-	602,478
1% PPP #2 Note Payable	May 29, 2022		557,977	-
3.75% SBA EIDL Note Payable	April 30, 2050		500,000	500,000
Total notes payable			2,633,102	3,236,965
Less current portion of notes payable			1,575,125	2,134,487
Notes payable, less current portion			$1,057,977	$1,102,478

__________

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 —Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of June 30, 2021, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 —Risks and Uncertainties

The Company does not have a concentration of revenues from any individual customer (less than 10%).

The Company operates in a rapidly evolving and highly regulated industry and will only conduct business in legal cannabis states.

The Company was affected in 2020 by the COVID-19 outbreak and worldwide pandemic. The Company saw some postponements in orders in the first few weeks March 2020 but orders stabilized to a normal level by the end of fiscal year 2020. The Company made a significant pivot to a complete solution when it comes to online ordering and communication.

Note 8 — Stock Based Compensation and Payments

The equity incentive plan of the Company was established in February of 2017. The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares, provided that the number of options issued do not exceed 20,000,000. The options are exercisable for a period of up to 4 years from the date of the grant. The number of shares authorized to be issued under the equity incentive plan was increased from 10,000,000 to 20,000,000 through consent of stockholders to amend and restate the equity incentive plan.

The average fair value of stock options granted was estimated to be $0.14 and $0.07 per share for the period ended June 30, 2021 and June 30, 2020. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2021	2020

Expected option life (years)	2-4	2 - 4
Expected stock price volatility	227 to 254%	227 to 230%
Expected dividend yield	-	—
Risk-free interest rate	0.44 to 0.54%	0.44 to 0.54%

A summary of option activity under the employee share option pan as of June 30, 2021 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2020	12,558,375	$0.07
Granted	7,254,124	$0.14
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	(6,218,240)	$0.07
Outstanding at June 30, 2021	13,594,259	$0.11	2.5	$155,693
Exercisable at June 30, 2021	5,509,213	$0.08	3.0

Number of options available for grant at end of period	426,870

A summary of the status of the Company’s nonvested shares as of June 30, 2021, and changes during the year ended June 30, 2021, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2020	12,558,375	$0.07
Granted	7,254,124	$0.14
Vested	(1,464,080)	$0.07
Forfeited	(6,218,240)	$0.07
Nonvested at June 30, 2021	12,130,179	$0.11

Stock-based compensation expense attributable to stock options was approximately $326,506 for the year ended June 30, 2021. As of June 30, 2021, there was approximately $2,415,541 of unrecognized compensation expense related to 12,130,179 nonvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At June 30, 2021, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - SEDA Financing	86,957	1.80	$1.15
Warrants - Issued with Convertible Notes	600,000	2.23	$0.75
Warrants - Securities Purchase Agreement	360,577	3.02	$0.78
Warrants A - Securities Purchase Agreement	28,072,364	3.02	$0.16
Total	29,119,898
Aggregate intrinsic value at June 30, 2021	$0

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

Note 10 — Leases

On January 1, 2021 the Company extended its Denver Colorado headquarter lease for 12 months through December 31, 2021. During the past fiscal year a majority of the Company’s employee have been working remotely and the Company does not know if they will continue to keep this location or relocate to a small facility. Therefore, in accordance with ASC 842 the Company will not record an operating right of use asset and operating lease liability because of the short term nature of this amendment. The Company will recognize lease expense on a monthly basis through the life of this lease of approximately $51,786.

During the year ended June 30, 2021 the Company ceased to use its Los Angles sales office and vacated the real estate. As a result, the Company wrote off the right of use asset of $91,316. The company had an operating use liability of $94,098 with respect to the lease. During this same period, the Company completed negotiations with the landlord to settle the remaining amounts due of $86,970 for a cash payment of $25,000. The Company recorded a gain of $61,970 in the consolidated statements of operations for the settlement of the operating lease.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through October 12, 2021 and has not identified any other items requiring additional disclosure.

