Form 10-Q
period 2021-09-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2021-11-12
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of November 12, 2021 was 91,122,940

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	September 30, 2021	June 30, 2021

ASSETS
Current assets:
Cash and cash equivalents	$568,148	$684,639
Accounts receivable (net of allowance for doubtful accounts of $7,452 and $14,037, respectively,)	55,874	31,474
Prepaid expenses and other current assets	10,184	14,152
Total current assets	634,206	730,265
Noncurrent assets:
Fixed assets and intangible assets, net	2,492,813	2,673,924
Total assets	$3,127,019	$3,404,189

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$385,965	$213,465
Accrued liabilities	934,420	958,451
Deferred revenue	67,276	67,276
Debt, related party (Note 9)	325,000	325,000
Debt	1,404,802	1,404,802
Derivative liability	3,554,567	6,601,339
Total current liabilities	6,672,030	9,570,333
Debt, net of current portion	500,000	1,057,977

Total liabilities	7,172,030	10,628,310

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	324	324
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at September 30, 2021 and June 30, 2021, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 82,681,244 shares issued and outstanding at September 30, 2021 and 81,772,802 shares issued and outstanding at June 30, 2021	90,341	89,318
Additional paid in capital	17,711,516	17,492,411
Accumulated deficit	(21,847,200)	(24,806,182)
Total stockholders’ equity (deficit)	(4,045,011)	(7,224,121)
Total liabilities and stockholders’ equity (deficit)	$3,127,019	$3,404,189

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended September 30,
	2021	2020
		(RESTATED)
Revenue	$851,693	$652,723
Cost of sales	630,536	455,819
Gross profit	221,157	196,904

Operating expenses:
Selling expenses	231,506	264,844
General and administrative	148,554	230,176
Personnel expenses	231,751	344,016
Stock based compensation expense	197,828	82,931
Total operating expenses	809,639	921,967

Loss from operations	(588,482)	(725,063)

Interest expense	(57,285)	(141,971)
Unrealized gain (loss) on derivative	3,046,772	922,314
Forgiveness of PPP loan	557,977	-
Net income	$2,958,982	$55,280

Earnings per common share:
Basic	$0.04	$0.00
Fully diluted	0.01	0.00

Weighted average common shares outstanding:
Basic	89,693,169	82,072,299
Fully diluted	253,523,746	166,894,003

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2021	324,325	$324	7,567	$8	89,318,160	$89,318	$17,492,411	$(24,806,182)	$(7,224,121)

Stock based compensation	-	-	-	-	-	-	132,314	-	132,314

Issuance of common stock for vendor payments	-	-	-	-	290,000	289	22,011	-	22,300

Issuance of common stock as employee compensation	-	-	-	-	733,938	734	64,780	-	65,514

Net gain	-	-	-	-	-	-	-	2,958,982	2,958,982

Balance, September 30, 2021	324,325	$324	7,567	$8	90,342,098	$90,341	$17,711,516	$(21,847,200)	$(4,045,011)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2020 (RESTATED)	324,325	$324	7,567	$8	81,772,802	$81,773	$16,471,549	$(19,776,802)	$(3,223,148)

Stock based compensation	-	-	-	-	-	-	54,123	-	54,123

Issuance of common stock for vendor payments	-	-	-	-	433,077	433	30,873	-	31,270

Issuance of common stock as employee compensation	-	-	-	-	475,365	475	28,333	-	28,808

Net loss	-	-	-	-	-	-	-	55,280	55,280

Balance, September 30, 2020 (RESTATED)	324,325	$324	7,567	$8	82,681,244	$82,681	$16,584,842	$(19,721,522)	$3,053,667

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three months Ended September 30,
	2021	2020
Cash flows from operating activities:		(RESTATED)
Net Income	$2,958,982	$55,280
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	220,128	114,201
Amortization of note payable discount	-	56,723
Loss (gain) on derivative liability	(3,046,772)	(922,314)
Forgiveness of PPP loan	(557,977)	-
Depreciation and amortization	181,111	181,112
Changes in assets and liabilities:
Accounts receivable	(24,400)	(11,161)
Prepaid expenses and other	3,968	37,851
Accounts payable	172,500	(327,598)
Accrued liabilities	(24,031)	389,623
Net cash used in operating activities	(116,491)	(427,685)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	(116,491)	(427,685)
Cash and cash equivalents, beginning of period	684,639	1,309,912
Cash and cash equivalents, end of period	$568,148	$882,227

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$22,300	$31,270

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

The Company was founded in 2012 by a group of technology and industry veterans and provides online resources for cannabis deals and specials. Our headquarters is located in Greenwood Village, Colorado.

Our subsidiary, LB Media Group, LLC has evolved and grown as a listing website to a comprehensive marketing technology platform. Our clients, medical and recreational dispensaries in legalized cannabis states, along with cannabis product companies subscribe to our technology platform to assist in new customer acquisition and provide retention tools that include texting/loyalty and order ahead technology.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2021, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As of September 30, 2021, we had $568,148 in cash and cash equivalents and a working capital deficit of $6,037,824. We are dependent on funds raised through equity financing. Our cumulative net loss of $21,847,200 was funded by debt and equity financing and we reported a net loss from operations of $588,482 for the three months ended September 30, 2021. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

This presentation was incorrect because in connection with stock splits by the Company, the certificate of designation for each of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock provide for an adjustment to the common stock underlying such shares and not the shares of preferred stock. Therefore, the September30, 2020 Consolidated Statement of Equity and Footnote 4 have been changed to reflect 324,325 shares of Series A issued and outstanding and 7,567 shares of Series B Convertible Preferred Stock issued and outstanding after the conversion of 19,459 shares in January and June of 2018 and June 30, 2019.

Therefore, the Consolidated Balance Sheet, Consolidated Statement of Equity and Footnote 4 have been changed to reflect the Number of shares of Series A and Series B preferred stock and the par value of those shares.

Balance Sheet – September 30, 2020

	As Computed - Restated	As Reported	Effect of Change
Convertible Preferred Stock Series A - Value	$324	$3,000	$(2,676)
Convertible Preferred Stock Series B - Value	$8	$1,120	$(1,112)
Additional Paid in Capital	$16,577,266	$16,581,054	$3,788

Convertible Preferred Stock Series A - Shares	324,325	3,000,000	(2,675,675)
Convertible Preferred Stock Series B - Shares	7,567	1,120,000	(1,112,433)

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

The following table represents the value of the derivative and number of shares of common stock issuable for the holders to obtain 55% of the number of outstanding shares of common stock:

Balance Sheet – September 30, 2020

	As Computed - Restated	As Reported	Effect of Change
Derivative liability	$2,853,364	$-	$2,853,364
Total current liabilities	$6,228,756	$3,375,392	$2,853,364
Total liabilities	$7,360,402	$4,507,038	$2,853,364

Accumulated deficit	$19,721,522	$16,868,158	$2,853,364
Total equity (deficit)	$(3,053,667)	$(200,303)	$(2,853,364)

Income Statement – September 30, 2020

	As Computed - Restated	As Reported	Effect of Change
Unrealized gain(loss) on derivative	$922,314	$-	$922,314
Other income/ (expense)	$780,343	$(141,971)	$922,314
Net (loss) income	$55,280	$(867,034)	$922,314
Earnings (loss) per share - Basic	$0.00	$(0.01)	$0.09
Earnings (loss) per share - Basic	$0.00	$(0.01)	$0.08

Statement of Cash Flow – September 30, 2020

	As Computed - Restated	As Reported	Effect of Change
Net (loss) income	$55,280	$867,034	$922,314
Loss (gain) on derivative liability	$(922,314)	$-	$(922,314)

Statement of Equity –September 30,2020

	As Computed - Restated	As Reported	Effect of Change

September 30, 2020 – Accumulated Deficit	$(19,721,522)	$(16,868,158)	$(2,853,364)

Fully Diluted shares exceed Authorized Shares

The Company has determined that as of September 30, 2020 the Series A Preferred stock would be convertible into 111,942,356 shares of common stock which would result in 243,077,076 shares of fully diluted common shares. The Company had authorized to issue 150,000,000 shares as of September 30, 2020. This exceeded the authorized and outstanding shares by 93,077,076 shares and therefore in accordance with ASR 268 the Company needs to present the Series A Convertible Preferred Stock separate from Stockholders Equity on the Balance Sheet and in the footnote disclosure. The Company has elected to not to present the Series A Convertible Preferred Stock separate as a mezzanine equity in accordance with ASR 268 because in October 2021 the Series A 55% feature no longer existed and this classification would be temporary and moved backed to permanent equity.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2021 Form 10-K. During the three months ended September 30, 2021, there were no significant changes made to the Company’s significant accounting policies

Use of Estimates

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the quarter ended September 30, 2021. For the quarter ended September 30, 2021 warrants of 29,119,898, stock options vested as of the end of the period of 7,471,867 and Convertible Debt into 13,776,244 shares would have been included in the fully diluted weighted average calculation. For the year ended September 30, 2020 warrants of 29,119,898, stock options vested as of the end of the period of 3,609,788 and Convertible Debt into 14,603,790 shares were added to the weighted-average number of common shares outstanding.

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

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following

	September 30, 2021	June 30, 2021

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(1,990,912)	(1,809,801)
Property and equipment, net	$2,492,813	$2,673,924

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the 2018 agreement. During the period ended September 30, 2021 there was no software capitalized and for the same period ended 2019.

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $181,111 during the three months ended September 30, 2021 and for the same period ended 2020 amortization expenses was $181,111. Amortization expense for the next five years is as follows:

2022	$724,445
2023	724,445
2024	724,445
2025	319,478
Total Unamortized Expense	$2,492,813

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of September 30, 2021. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of September 30, 2021.

The 324,325 shares of Series A Convertible Preferred Stock are convertible into 125,014,495 shares of Common Stock so that the Series A Convertible Stock holders would hold 55% of the number of outstanding shares of Common Stock on a fully diluted basis after giving effect to such conversion as of September 30, 2021 compared to 111,942,356 as of September 30, 2020. The Series A Convertible Preferred Stock vote on an “as-converted” basis. The Company has recorded a derivative liability in accordance with FASB ASC 815 because of the conversion feature embedded in the Series A Convertible Preferred Stock. The value as of September 30, 2021 for the derivative liability was $3,671,051 which was a decrease from June 30, 2020 of $2,930,289. The difference was recorded as an unrealized gain on the consolidated statement of operations as of September 30, 2021 compared to a gain for this same period in 2020 of $922,314.

The 7,567 shares of Series B Convertible Preferred Stock are convertible into 1,120,064 shares of common stock.

Issuance of Common Stock

During the three months period ended September 30, 2021 the Company issued 733,938 shares of Common Stock to employees. These shares were valued at fair market value of $65,514 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2021, the Company issued 290,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $22,300and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the three months period ended September 30, 2020 the Company issued 475,365 shares of Common Stock to employees. These shares were valued at fair market value of $28,808 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2020, the Company issued 433,077 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $31,270 and expensed in the accompanying Condensed Consolidated Statement of Operations.

The Company has determined that as of September 30, 2021 the Series A Preferred stock would be convertible into 125,014,495 shares of common stock which would result in 266,844,602 shares of fully diluted common shares.

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $215,490, accruing at 12% at September 30, 2021, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of September 30, 2021, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $592,445.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of September 30, 2021, the total unpaid principal and interest is approximately $296,222.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments. The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. The remaining principal of $90,125 is in default and payable upon demand. As of September 30, 2021, the total unpaid principal and interest is approximately $317,958.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 of the promissory note balance. The note is in default and due upon demand and the interest rate was increased to 12%. As of September 30, 2021, the total unpaid principal and interest is approximately $367,792.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 of the promissory note balance. The note is in default and the interest rate increased to 12%. As of September 30, 2021, the total unpaid principal and interest is approximately $30,633.

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

On March 30, 2021, the Company was granted a loan from American Express National Bank in the aggregate amount of $557,977, pursuant to the Paycheck Protection Program (“PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan which was in the form of a Note dated March 30, 2021, matures on March 30, 2023 and bears interest at a rate of 1.00% per annum, payable monthly commencing on March 30, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. While the Company currently believes that its use of the loan proceeds will meet the conditions for forgiveness of the loan, it cannot be assured that the Company will be ineligible for forgiveness of the loan, in whole or in part. On September 30, 2021 the Company was notified by American Express National Bank that the United States Small Business Administration has approved our Loan Forgiveness Application and the loan has been closed. The Company realized other income from the forgiveness of the PPP loan in the Consolidated Statement of Operations for the quarter ended September 30, 2021.

The Company recognized $57,286 and $141,971 of interest expense for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and 2020, accrued interest on the above notes was $428,929 and $186,360, respectively. The weighted average interest rates as of September 30, 2021 and 2020 was 5.13% and 5.65%.

Notes payable and long-term debt outstanding as of September 30, 2021 and June 30, 2021 are summarized below:

	Maturity Date	September 30, 2021	June 30, 2021
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	440,000	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000

7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $28,492, respectively	Due on Demand	244,802	244,802
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $21,911 respectively	Due on Demand	300,000	300,000
8% $50,000 Related Party Note Payable	Due on Demand	25,000	25,000
5% Note Payable	Due on Demand (1)	350,000	350,000
1% PPP #2 Note Payable	May 29 ,2022	-	557,977
3.75% SBA EIDL Note Payable	April 30, 2050	500,000	500,000
Total notes payable		2,229,802	2,787,779
Less current portion of notes payable		1,729,802	1,729,802
Notes payable, net of current portion		$500,000	$1,057,977

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of September 30, 2021, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 —Risks and Uncertainties

The Company does not have a concentration of revenues from any individual customer (less than 10%).

The Company operates in a rapidly evolving and highly regulated industry and will only conduct business in state legal cannabis markets.

The Company was affected in 2020 by the COVID-19 outbreak and worldwide pandemic. The Company saw some postponements in orders in the first few weeks March 2020 but orders stabilized to a normal level by the end of fiscal year 2020. The Company made a significant pivot to a complete solution when it comes to online ordering and communication.

Note 8 — Stock Based Compensation

The equity incentive plan of the Company was established in February of 2017. The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares, provided that the number of options issued do not exceed 20,000,000. The options are exercisable for a period of up to4 years from the date of the grant. The number of shares authorized to be issued under the equity incentive plan was increased from 10,000,000 to 20,000,000 through consent of stockholders to amend and restate the equity incentive plan.

The average fair value of stock options granted was estimated to be $0.14 and $0.07. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions for the three months ended September 30, 2021:

Expected option life (years)	2-4
Expected stock price volatility	227 to 258%
Expected dividend yield	-
Risk-free interest rate	0.44 to 0.54%

A summary of option activity under the employee share option pan as of September 30, 2021 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2021	13,594,259	$0.08
Granted	562,500	$0.13
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	(542,027)	$0.07
Outstanding at September 30, 2021	13,614,732	$0.11	2.5	$-
Exercisable at September 30, 2021	7,471,867	$0.08	3.0

Number of options available for grant at end of period	426,870

A summary of the status of the Company’s nonvested shares as of September 30, 2021, and changes during the year quarter September 30, 2021, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2021	12,130,179	$0.08
Granted	562,500	$0.13
Vested	(542,027)	$0.07
Forfeited	(955,733)	$0.08
Nonvested at September 30, 2021	11,194,920	$0.08

Stock-based compensation expense attributable to stock options was approximately $132,314 for the quarter ended September 30, 2021. As of September 30, 2021, there was approximately $2,400,906 of unrecognized compensation expense related to11,194,920 nonvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At September 30, 2021, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - SEDA Financing	86,957	1.80	$1.15
Warrants - Issued with Convertible Notes	600,000	2.23	$0.75
Warrants - Securities Purchase Agreement	360,577	3.02	$0.78
Warrants A - Securities Purchase Agreement	28,072,364	3.02	$0.16
Total	29,119,898
Aggregate intrinsic value at September 30, 2021	$0

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

Note 10 — Leases

On January 1, 2021 the Company extended its Denver Colorado headquarter lease for 12 months through December 31, 2021. During the past fiscal year a majority of the Company’s employee have been working remotely and the Company does not know if they will continue to keep this location or relocate to a small facility. Therefore, in accordance with ASC 842 the Company will not record an operating right of use asset and operating lease liability because of the short-term nature of this amendment. The Company will recognize lease expense on a monthly basis through the life of this lease of approximately $51,786.

Note 11 — Subsequent Events

Effective October 13, 2021, the Company executed and filed with the State of Nevada a Certificate of Designation of Preferred Stock of the Corporation fixing the designations, power, preferences, and rights of the shares. The total of 324,325 shares of preferred stock series A with a par value of $0.001per share, of the Corporation are herby designated as Series A Super Voting Preferred Stock. These shares are not entitled to receive dividends and shall not be entitled to any liquidation preference. Further the holders shall have no conversion rights and the holders shall have the right to vote in an amount equal to 600 votes per share of Series A Preferred Stock.

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

Our unaudited interim condensed consolidated financial statements for the three months ended September 30, 2021 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2022. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2021, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended September 30, 2021 and 2020

	Three months Ended September 30,
	2021	2020	Change	%
Revenue	$851,693	$652,723	$198,970	30%
Cost of revenue	630,536	455,819	174,717	38%
Gross profit	221,157	196,904	24,253	12%

Total operating expenses	809,639	921,967	(112,328)	(12)%

Gain (loss) on derivative liability	3,046,772	922,334	2,124,458	230%
Gain of PPP Forgiveness	577,977	-	557,977	%
Interest expense	(57,286)	(141,971)	84,685	(60)%

Net income	$2,958,981	$55,280	$2,903,701	5253%

Revenues

During the three months ended September 30, 2021, we generated $851,693 of revenues, compared to revenues of $652,723 during the three months ended September 30, 2020. The increase was primarily due to the increase in text services which is up 15% over the prior year.

Gross Profit

Gross profit increased to $221,157 for the period ended September 30, 2021 which was an increase of $24,253 over the same period ended September 30, 2020. Gross profit as a percentage of revenue decreased from 30% to 26% for because of the increased 3rd party software development costs expended on the technology platform.

Expenses

During the three months ended September 30, 2021, we incurred total operating expenses of $809,639, including $578,133 in general and administrative expenses, and $231,506 in selling expenses. During the three months ended September 30, 2020, we incurred total operating expenses of $921,967, including $657,123 in general and administrative expenses, and $264,844 in selling expenses. The decrease of $112,328 or 12% was primarily due to less payroll expense and lower general and administrative expense. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

We did not properly record a derivative liability related to the 55% conversion feature in the Series A preferred stock in prior periods. We corrected this error by recording a liability and charging this amount against retained earnings as of June 30, 2019. Each period thereafter we are required to perform a mark to market adjustment to the derivative liability. During the three months ended September 30, 2021 we recorded an unrealized gain of $3,046,772 the estimated fair value of the derivative changed at the end of the period. During this same period in 2020, the estimated fair value of the derivative decreased therefore the liability was reduced generating unrealized gain of $922,314.

Other income during the period ended September 30, 2021 was the result of the SBA PPP loan forgiveness of $577,977, offset by recurring interest expense. Interest expense was $57,286 for the three months ended September 30, 2021 compared to interest expense of $141,971 for the same period ending September 30, 2020 because of the reduction in notes payable during the year.

Net Income

During the three months ended September 30, 2021 we realized net income of $2,958,981, compared to a net income of $55,280 for the three months ended September 30, 2020.

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

At September 30, 2021 we had $568,148 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months Ended September,
	2021	2020
Net cash used in operating activities	$(116,491)	$(427,685)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

As of September 30, 2021, we had $568,148 in cash and cash equivalents and a working capital deficit of $6,037,824. We are dependent on funds raised through equity financing. Our cumulative net loss of $21,847,200 was funded by equity financing and we reported a net loss from operations of $588,482 for the three months ended September 30, 2021. During the three months ending September 30, 2021, we did not raise or expended any monies through financing activities, and we did not expend any monies through investing activities (acquiring assets).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021 and June 30, 2021.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our June 30, 2021 form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2021 Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management. Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	101.INS Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	101.SCH Inline XBRL Taxonomy Extension Schema Document.

101.CAL	101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	101.LAB Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: November 12, 2021	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

