Form 10-Q
period 2021-12-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2022-02-14
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of February 11, 2022 was 91,838,230

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	December 31, 2021	June 30, 2021

ASSETS
Current assets:
Cash and cash equivalents	$452,251	$684,639
Accounts receivable (net of allowance for doubtful accounts of $7,452and $14,037, respectively,)	55,170	31,474
Prepaid expenses and other current assets	18,327	14,152
Total current assets	525,748	730,265
Noncurrent assets:
Fixed assets and intangible assets, net	2,311,702	2,673,924
Total assets	$2,837,450	$3,404,189

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$339,851	$213,465
Accrued liabilities	1,002,933	958,451
Deferred revenue	70,059	67,276
Debt, related party (Note 9)	325,000	325,000
Debt	1,404,802	1,404,802
Derivative liability	-	6,601,339
Total current liabilities	3,142,645	9,570,333
Debt, net of current portion	500,000	1,057,977

Total liabilities	3,642,645	10,628,310

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	324	324
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated;7,568 and 7,568 shares issued and outstanding at December 31, 2021 and June 30, 2021, respectively	8	8
Common stock, $0.001 par value;700,000,000 shares authorized; 91,530,085 shares issued and outstanding at December 31, 2021 and 81,772,802 shares issued and outstanding at June 30, 2021	91,529	89,318
Additional paid in capital	22,323,998	17,492,411
Accumulated deficit	(23,221,054)	(24,806,182)
Total stockholders’ equity (deficit)	(805,195)	(7,224,121)
Total liabilities and stockholders’ equity (deficit)	$2,837,450	$3,404,189

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,			Six Months Ended December 31,
	2021		2020	2021	2020
			(Restated)		(Restated)
Sales revenue		$923,829	$602,787	$1,775,522	$1,255,510
Cost of sales		662,059	487,041	1,292,594	943,946
Gross profit		261,770	115,746	482,928	311,564

Operating expenses:
Selling expenses		210,885	230,852	442,390	495,696
General and administrative		150,078	149,527	298,243	379,703
Personnel expenses		204,152	101,387	435,904	444,317
Stock based compensation expense		185,560	101,591	383,388	184,522
Total operating expenses		750,675	583,357	1,559,925	1,504,238

Loss from operations		(488,905)	(467,611)	(1,076,997)	(1,192,674)

Interest expense		(46,650)	(73,260)	(104,321)	(215,231)
Unrealized gain(loss) on Derivative		(838,303)	(3,714,877)	2,208,469	(2,792,563)
Other Income				557,977	-

Net loss		$(1,373,858)	$(4,255,748)	$1,585,128	$(4,200,468)

Net loss per common share:
Basic		$(0.01)	$(0.05)	$0.02	$(0.05)
Fully Diluted	$		$	$0.01	$(0.02)

Weighted average common shares outstanding:
Basic		90,511,052	82,072,299	90,835,517	82,072,299
Fully Diluted				255,041,108	248,966,302

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock A		Preferred Stock B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2021	324,325	$324	7,567	$8	89,318,160	$89,318	$17,492,411	$(24,806,182)	$(7,224,121)

Stock based compensation	-	-	-	-	-	-	264,628	-	264,628

Issuance of common stock for vendor payments	-	-	-	-	814,790	814	56,727	-	57,541

Cancellation of Bifurcated Derivative PS A							4,392,870		4,392,870

Issuance of common stock as employee compensation	-	-	-	-	1,397,135	1,397	117,363	-	118,760

Net gain	-	-	-	-	-	-	-	1,585,128	1,585,129

Balance, December 31, 2021	324,325	$324	7,567	$8	91,530,085	$91,529	$22,323,998	$(23,221,054)	$(805,195)

	Preferred Stock A		Preferred Stock B		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2020 (RESTATED)	324,325	$324	7,567	$8	81,772,802	$81,773	$16,471,549	$(19,776,802)	$(3,223,148)

Stock based compensation	-	-	-	-	-	-	87,560	-	87,560

Issuance of common stock for vendor payments	-	-	-	-	1,029,505	1,030	70,950	-	71,980

Issuance of common stock as employee compensation	-	-	-	-	1,124,832	1,124	95,838	-	96,962

Net loss	-	-	-	-	-	-	-	(4,200,468)	(4,200,468)

Balance, December 31, 2020 (RESTATED)	324,325	$324	7,567	$8	83,927,139	$83,927	$16,725,897	$(23,977,270)	$(7,167,114)

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six months Ended December 31,
	2021	2020
Cash flows from operating activities:		(RESTATED)
Net Income	$1,585,128	$(4,200,468)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	388,388	256,502
Amortization of note payable discount	-	65,638
Loss (gain) on derivative liability	(2,208,469)	2,792,563
Forgiveness of PPP loan	(557,977)	-
Depreciation and amortization	362,222	362,223
Changes in assets and liabilities:
Accounts receivable	(23,696)	(5,931)
Prepaid expenses and other	(4,175)	27,400
Accounts payable	126,386	(276,905)
Accrued liabilities	47,265	347,000
Net cash used in operating activities	(232,388)	(640,739)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Net cash provided by financing activities	-	-

Net change in cash and cash equivalents	(232,388)	(640,739)
Cash and cash equivalents, beginning of period	684,639	1,309,912
Cash and cash equivalents, end of period	$452,251	$669,173

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$57,540	$71,980

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

Going Concern

As of December 31, 2021, we had $452,251 in cash and cash equivalents and a working capital deficit of $2,616,897. We are dependent on funds raised through equity financing. Our cumulative net loss of $23,221,054 was funded by debt and equity financing and we reported a net loss from operations of $1,585,128 for the six months ended December 31, 2021. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

This presentation was incorrect because in connection with stock splits by the Company, the certificate of designation for each of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock provide for an adjustment to the common stock underlying such shares and not the shares of preferred stock. Therefore, the September 30, 2020 Consolidated Statement of Equity and Footnote 4 have been changed to reflect 324,325 shares of Series A issued and outstanding and 7,567 shares of Series B Convertible Preferred Stock issued and outstanding after the conversion of 19,459 shares in January and June of 2018 and June 30, 2019.

Therefore, the Consolidated Balance Sheet, Consolidated Statement of Equity and Footnote 4 have been changed to reflect the Number of shares of Series A and Series B preferred stock and the par value of those shares.

Balance Sheet – December 31, 2020

	As Computed - Restated	As Reported	Effect of Change
Convertible Preferred Stock Series A - Value	$324	$3,000	$(2,676)
Convertible Preferred Stock Series B - Value	$8	$1,120	$(1,112)
Additional Paid in Capital	$16,725,897	$16,722,110	$3,788

Convertible Preferred Stock Series A - Shares	324,325	3,000,000	(2,675,675)
Convertible Preferred Stock Series B - Shares	7,567	1,120,000	(1,112,433)

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

The following table represents the value of the derivative and number of shares of common stock issuable for the holders to obtain 55% of the number of outstanding shares of common stock:

Balance Sheet – December 31, 2020

	As Computed - Restated	As Reported	Effect of Change
Derivative liability	$6,601,339	$-	$6,601,339
Total current liabilities	$9,570,333	$3,383,426	$6,601,339
Total liabilities	$10,628,310	$4,485,904	$6,601,339

Accumulated deficit	$24,806,182	$17,409,029	$6,601,339
Total equity (deficit)	$(7,224,121)	$3,887,031	$(6,601,339)

Income Statement – December 31, 2020

	As Computed - Restated	As Reported	Effect of Change
Unrealized gain(loss) on derivative	$(2,792,563)	$-	$(2,792,563)
Other income/ (expense)	$(3,007,794)	$(215,231)	$(2,792,563)
Net (loss) income	$(4,200,468)	$(1,407,905)	$(2,792,563)
Earnings (loss) per share - Basic	$(0.05)	$(0.02)	$(0.03)
Earnings (loss) per share – Fully Diluted	$(0.02)	$(0.02)	$-

Statement of Cash Flow – December 31, 2020

	As Computed - Restated	As Reported	Effect of Change
Net (loss) income	$(4,200,468)	$(1,407,905)	$(2,792,563)
Loss (gain) on derivative liability	$2,792,563	$-	$2,792,563

Statement of Equity –December 31,2020

	As Computed - Restated	As Reported	Effect of Change

December 31, 2020 – Accumulated Deficit	$(23,977,270)	$(17,409,029)	$(6,568,241)

Fully Diluted shares exceed Authorized Shares

The Company has determined that as of December 31, 2020 the Series A Preferred stock would be convertible into 111,821,225 shares of common stock which would result in 242,856,839 shares of fully diluted common shares. The Company had authorized to issue 150,000,000 shares as of December 31, 2020. This exceeded the authorized and outstanding shares by 92,856,839 shares and therefore in accordance with ASR 268 the Company needs to present the Series A Convertible Preferred Stock separate from Stockholders Equity on the Balance Sheet and in the footnote disclosure. The Company has elected to not to present the Series A Convertible Preferred Stock separate as a mezzanine equity in accordance with ASR 268 because in October 2021 the Series A 55% feature no longer existed and this classification would be temporary and moved backed to permanent equity.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2021 Form 10-K. During the three months ended December 31, 2021, there were no significant changes made to the Company’s significant accounting policies

Use of Estimates

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the period ended December 31, 2021. For the period ended December 31, 2020 warrants of 29,119,898, stock options vested as of the end of the period of1,998,444and Convertible Debt into 14,879,132shares were added to the weighted-average number of common shares outstanding.

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

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following

	December 31, 2021	June 30, 2021

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(2,170,523)	(1,809,801)
Property and equipment, net	$2,311,702	$2,673,924

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667shares of common stock and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667for a value of $262,500was issued to shareholders of GTI as final settlement of the 2018 agreement. During the period ended December 31, 2021 there was no software capitalized and for the same period ended 2020.

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $362,222during the six months ended December 31, 2021 and for the same period ended 2020 amortization expenses was $362,222. Amortization expense for the next five years is as follows:

2022	$724,445
2023	724,445
2024	724,445
2025	138,367
Total Unamortized Expense	$2,311,701

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of December 31, 2021. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of December 31, 2021.

Effective October 13, 2021, the Company executed and filed with the State of Nevada a Certificate of Designation of Preferred Stock of the Corporation fixing the designations, power, preferences, and rights of the shares. The total of 324,325 shares of preferred stock series A with a par value of $0.001 per share, of the Corporation are herby designated as Series A Super Voting Preferred Stock. These shares are not entitled to receive dividends and shall not be entitled to any liquidation preference. Further the holders shall have no conversion rights and the holders shall have the right to vote in an amount equal to 600 votes per share of Series A Preferred Stock.

The value as of October 13, 2021 for the derivative liability was $4,392,870 which was an increase from September 30, 2020 of $838,303. The difference was recorded as an unrealized loss on the consolidated statement of operations as of December 31, 2021 compared to a loss for this same period in 2020 of $3,714,877. For the period ending December 31, 2021 the derivative liability was treated as a capital contribution and is recorded against additional paid in capital. in accordance with FASB ASC 815.

As of December 31, 2020 the 324,325 shares of Series A Convertible Preferred Stock are convertible into 111,821,225 shares of Common Stock so that the Series A Convertible Stock holders would hold 55% of the number of outstanding shares of Common Stock on a fully diluted basis after giving effect to such conversion as of September 30, 2020. The Series A Convertible Preferred Stock vote on an “as-converted” basis. The Company has recorded a derivative liability in accordance with FASB ASC 815 because of the conversion feature embedded in the Series A Convertible Preferred Stock.

Issuance of Common Stock

During the six months ended December 31, 2021 the Company issued 733,938 shares of Common Stock to employees. These shares were valued at fair market value of $65,514 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the six months ended December 31, 2021, the Company issued 290,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $22,300 and expensed in the accompanying Condensed Consolidated Statement of Operations.

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

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $220,027, accruing at 12% at December 31, 2021, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of December 31, 2021, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $603,535.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of December 31, 2021, the total unpaid principal and interest is approximately $301,768.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments. The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. The remaining principal of $90,125 is in default and payable upon demand. As of December 31, 2021, the total unpaid principal and interest is approximately $322,278.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 of the promissory note balance. The note is in default and due upon demand and the interest rate was increased to 12%. As of December 31, 2021, the total unpaid principal and interest is approximately $367,858.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 of the promissory note balance. The note is in default and the interest rate increased to 12%. As of December 31, 2021, the total unpaid principal and interest is approximately $30,638.

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

The Company recognized $102,777 and $215,231 of interest expense for the six months ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, accrued interest on the above notes was $524,035 and $319,523, respectively. The weighted average interest rates as of December 31, 2021 and 2020 was 5.13% and 5.65%.

Notes payable and long-term debt outstanding as of December 31, 2021 and June 30, 2021 are summarized below:

	Maturity Date	December 31, 2021	June 30, 2021
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	440,000	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000

7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $28,492, respectively	Due on Demand	244,802	244,802
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $21,911 respectively	Due on Demand	300,000	300,000
8% $50,000 Related Party Note Payable	Due on Demand	25,000	25,000
5% Note Payable	Due on Demand (1)	350,000	350,000
1% PPP #2 Note Payable	May 29 ,2022	-	557,977
3.75% SBA EIDL Note Payable	April 30, 2050	500,000	500,000
Total notes payable		2,229,802	2,787,779
Less current portion of notes payable		1,729,802	1,729,802
Notes payable, net of current portion		$500,000	$1,057,977

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of December 31, 2021, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

Note 8 — Stock Based Compensation

The equity incentive plan of the Company was established in February of 2017. The Board of Directors of the Company may from time to time, in its discretion grant to directors, officers, consultants and employees of the Company, non-transferable options to purchase common shares, provided that the number of options issued do not exceed 25,000,000. The options are exercisable for a period of up to 4 years from the date of the grant. The number of shares authorized to be issued under the equity incentive plan was increased from 10,000,000 to 25,000,000 through consent of stockholders to amend and restate the equity incentive plan.

The average fair value of stock options granted was estimated to be $0.14 and $0.07. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions for the three months ended December 31, 2021:

Expected option life (years)	2-4
Expected stock price volatility	227 to 258%
Expected dividend yield	-
Risk-free interest rate	0.44 to 0.54%

A summary of option activity under the employee share option pan as of December 31, 2021 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2021	13,594,259	$0.08
Granted	562,500	$0.13
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	(542,027)	$0.07
Outstanding at December 31, 2021	13,614,732	$0.11	2.5	$-
Exercisable at December 31, 2021	9,557,364	$0.08	3.0

Number of options available for grant at end of period	426,870

A summary of the status of the Company’s non vested shares as of December 31, 2021, and changes during the year quarter December 31, 2021, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2021	12,130,179	$0.08
Granted	562,500	$0.13
Vested	(542,027)	$0.07
Forfeited	(955,733)	$0.08
Nonvested at December 31, 2021	11,194,920	$0.08

Stock-based compensation expense attributable to stock options was approximately $264,628for the six months ended December 31, 2021. As of December 31, 2021, there was approximately $2,268,871of unrecognized compensation expense related to 11,194,920nonvested stock options outstanding, and the weighted average vesting period for those options was3 years.

Warrants

At December 31, 2021, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - SEDA Financing	86,957	1.80	$1.15
Warrants - Issued with Convertible Notes	600,000	2.23	$0.75
Warrants - Securities Purchase Agreement	360,577	3.02	$0.78
Warrants A - Securities Purchase Agreement	28,072,364	3.02	$0.16
Total	29,119,898
Aggregate intrinsic value at December 31, 2021	$0

Note 9 — Related Party Transactions

In March 2020, the Company entered into a promissory note with the Chief Executive Officer for $600,000in exchange for a total of a $565,000cash payment. The note matured in December 2020 and $300,000of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

In March 2020, the Company entered into a promissory note with the Chief Technology Officer for $50,000. The note matured on January 1, 2021 and $25,000of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

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

Our unaudited interim condensed consolidated financial statements for the three and six months ended December 31, 2021 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2022. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2021, as filed in our annual report on Form 10-K.

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

The Leafbuyer Technology Platform reaches millions of cannabis consumers every month through its web-based platform, loyalty platform and smart application technology. Our website’s sophisticated vendor dashboard allows our clients to update menus, deals and create real-time messages to communicate to consumers 24/7. The platform also provides a robust reporting feature to track the vendors’ return on investment. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through multiple messaging avenues including push notifications and smart messaging within a custom branded application. Our website, Leafbuyer.com, and its progressive web application hosts a robust search algorithm similar to popular travel or hotel sites, where our client’s customers can search the database for appealing offers. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery.   Consumers have the ability to search, shop, earn rewards, place orders and communicate with their favorite stores all in one convenient application.The application can also be completely branded for the dispensary and allows for 24/7 communication with their patrons.

We continue an aggressive push into all legal cannabis states. Increasing our marketing and sales presence in new markets is a primary objective. Along with this expansion, we continue to develop new technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

Leafbuyer Technologies is now integrated with over 10 major POS companies in the industry.  This is a vital link to staying competitive in the market as well as powering our technology. We are currently working on 2 way integrations with many of our partners, to allow push order functionality into the POS systems.  Having robust integrations with our partners, gives the business owner the ability to target message their customers by products, needs and behaviors.  It also provides Leafbuyer the ability to offer more features that can be monetize, including a white label application experience that is built to scale.

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been estimated by grandviewresearch.com, to exceed $70 billion in revenue by the year 2028. Our founders and our Board of Directors has been, and will continue to be, aggressive in pursuing long-term opportunities.

We plan to grow through the aggressive deployment of sales and marketing resources into legal cannabis states, reducing costs and adding more products that produce higher margins.  The company also continues to look for acquisition partners to achieve strategic business objectives. However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to us.

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

Comparison of results of operations for the three months ended December 31, 2021 and 2020

	Three months Ended December 31,
	2021	2020	Change	%
Revenue	$923,829	$602,787	$321,042	53%
Cost of revenue	662,059	487,041	175,018	36%
Gross profit	261,770	115,746	146,024	126%

Total operating expenses	750,675	583,357	167,318	29%

Gain (loss) on derivative liability	(838,303)	(3,714,877)	2,876,574	230%
Gain of PPP Forgiveness	-	-	-	%
Interest expense	(46,650)	(73,260)	(26,610)	(36)%

Net income	$(1,373,858	$(4,255,748)	$2,881,891	68%

Revenues

During the three months ended December 31, 2021, we generated $923,829 of revenues, compared to revenues of $602,787 during the three months ended December 31, 2020. The increase in revenue is primarily driven by our texting and loyalty platform along with large MSOs.

Gross Profit

Gross profit increased to $261,770 for the period ended December 31, 2021 which was an increase of $146,024 over the same period ended December 31, 2020. Gross profit as a percentage of revenue increased from 19% to 28%  due to increased product margins and the implementation of cost cutting measures.

Expenses

During the three months ended December 31, 2021, we incurred total operating expenses of $750,675, including $150,078 in general and administrative expenses, and $210,885 in selling expenses. During the three months ended December 31, 2020, we incurred total operating expenses of $583,357, including $149,527 in general and administrative expenses, and $230,852 in selling expenses.

We did not properly record a derivative liability related to the 55% conversion feature in the Series A preferred stock in prior periods. We corrected this error by recording a liability and charging this amount against retained earnings as of June 30, 2019. Each period thereafter we are required to perform a mark to market adjustment to the derivative liability The value as of October 13, 2021 for the derivative liability was $4,392,870 which was an increase from September 30, 2020 of $838,303. The difference was recorded as an unrealized loss on the consolidated statement of operations as of December 31, 2021 compared to a loss for this same period in 2020 of $3,714,877. During this same period in 2020, the estimated fair value of the derivative increased therefore the liability increased generating unrealized gain of $3,714,877.

Interest expense was $46,650 for the three months ended December 31, 2021 compared to interest expense of $73,260 for the same period ending December 31, 2020 because of the reduction in notes payable during the year.

Net Income

During the three months ended December 31, 2021 we realized net loss of $1,373,858, compared to a net loss of $4,255,748 for the three months ended December 31, 2020.

Comparison of results of operations for the six months ended December 31, 2021 and 2020

	Six months Ended December 31,
	2021	2020	Change	%
Revenue	$1,775,522	$1,255,510	$520,012	41%
Cost of revenue	1,292,594	943,946	348,648	37%
Gross profit	482,928	311,564	171,364	55%

Total operating expenses	1,559,925	1,504,238	55,687	4

Gain (loss) on derivative liability	2,208,470	(2,792,563)	5,001,033	(179)%
Gain of PPP Forgiveness	577,977	-	557,977	%
Interest expense	(104,321)	(235,231)	(110,910)	(52)%

Net income	$1,585,129	$(4,200,468)	$5,785,597	(138)%

Revenues

During the six months ended December 31, 2021, we generated $1,775,522 of revenues, compared to revenues of $1,255,510 during the six months ended December 31, 2020. The increase was primarily due to the increase in text services which is up 41% over the prior year.

Gross Profit

Gross profit increased to $482,928 for the period ended December 31, 2021 which was an increase of $171,364 over the same period ended December 31, 2020. Gross profit as a percentage of revenue decreased from 25% to 27% for because of the increased 3rd party software development costs expended on the technology platform.

Expenses

During the six months ended December 31, 2021, we incurred total operating expenses of $1,559,925, including $298,243 in general and administrative expenses, and $442,390 in selling expenses. During the three months ended December 31, 2020, we incurred total operating expenses of $1,504,238, including $379,703 in general and administrative expenses, and $495,696 in selling expenses.

We did not properly record a derivative liability related to the 55% conversion feature in the Series A preferred stock in prior periods. We corrected this error by recording a liability and charging this amount against retained earnings as of June 30, 2019. Each period thereafter we are required to perform a mark to market adjustment to the derivative liability. During the six months ended December 31, 2021 we recorded an unrealized gain of $2,208,470 the estimated fair value of the derivative changed at the end of the period. During this same period in 2020, the estimated fair value of the derivative increased therefore the liability increased generating unrealized gain of $2,792,563.

Other income during the period ended December 31, 2021 was the result of the SBA PPP loan forgiveness of $577,977, offset by recurring interest expense. Interest expense was $104,321 for the six months ended December 31, 2021 compared to interest expense of $141,971 for the same period ending September 30, 2020 because of the reduction in notes payable during the year.

Net Income

During the six months ended December 31, 2021 we realized net income of $1,585,129, compared to a net loss of $4,200,468 for the six months ended December 31, 2020.

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

At December 31, 2021 we had $452,251 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months Ended September,
	2021	2020
Net cash used in operating activities	$(232,388)	$(640,739)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$-

As of December 31, 2021, we had $452,251 in cash and cash equivalents and a working capital deficit of $2,616,897. We are dependent on funds raised through equity financing. Our cumulative net loss of $23,221,054 was funded by debt and equity financing and we reported a net loss from operations of $1,585,128 for the six months ended December 31, 2021. During the six months ending December 31, 2021, we did not raise or expended any monies through financing activities, and we did not expend any monies through investing activities (acquiring assets).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2021 and June 30, 2021.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2021, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: February 14, 2022	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

