Form 10-Q
period 2022-03-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2022-05-16
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of May 13, 2022 was 92,428,314

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	March 31, 2022	June 30, 2021

ASSETS
Current assets:
Cash and cash equivalents	$429,442	$684,639
Accounts receivable (net of allowance for doubtful accounts of $29,781 and $14,037, respectively,)	24,695	31,474
Prepaid expenses and other current assets	23,256	14,152
Total current assets	477,393	730,265
Noncurrent assets:
Fixed assets and intangible assets, net	2,130,590	2,673,924
Total assets	$2,607,983	$3,404,189

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$435,907	$213,465
Accrued liabilities	994,132	958,451
Deferred revenue	39,655	67,276
Debt, related party (Note 9)	325,000	325,000
Debt	1,404,802	1,404,802
Derivative liability	-	6,601,339
Total current liabilities	3,199,496	9,570,333
Debt, net of current portion	500,000	1,057,977

Total liabilities	3,699,496	10,628,310

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	324	324
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at March 31, 2022 and June 30, 2021, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 91,950,959 shares issued and outstanding at March 31, 2022 and 81,772,802 shares issued and outstanding at June 30, 2021	91,950	89,318
Additional paid in capital	22,308,515	17,492,411
Accumulated deficit	(23,492,310)	(24,806,182)
Total stockholders’ equity (deficit)	(1,091,513)	(7,224,121)
Total liabilities and stockholders’ equity (deficit)	$2,607,983	$3,404,189

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
		(Restated)		(Restated)
Sales revenue	$984,010	$672,149	$2,759,532	$1,927,659
Cost of sales	691,328	500,818	1,983,921	1,443,678
Gross profit	292,682	171,331	775,611	483,981

Operating expenses:
Selling expenses	153,161	153,094	595,551	648,790
General and administrative	165,679	149,527	463,925	505,305
Personnel expenses	216,004	185,352	651,908	630,755
Stock based compensation expense	(21,375)	136,685	362,013	321,207
Total operating expenses	513,469	600,733	2,073,397	2,106,057

Loss from operations	(220,787)	(429,402)	(1,297,786)	(1,622,076)

Interest expense	(50,467)	(71,604)	(154,788)	(286,835)
Unrealized gain(loss) on Derivative	-	(1,395,585)	2,208,469	(4,188,148)
Other Income		602,478	557,977	602,478

Net loss	$(271,254)	$(1,294,113)	$1,313,872	$(5,494,581)

Net loss per common share:
Basic	$(0.00)	$(0.02)	$0.01	$(0.07)
Fully Diluted	$-	$-	$0.00	$(0.02)

Weighted average common shares outstanding:
Basic	255,041,108	83,805,363	90,511,052	83,600,897
Fully Diluted			253,523,746	243,077,076

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock A		Preferred Stock B		Common Stock			Acc
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Deficit	Total
Balance, June 30, 2021	324,325	$324	7,567	$8	89,318,160	$89,318	$17,492,411	$(24,806,182)	$(7,224,121)

Stock based compensation	-	-	-	-	-	-	226,613	-	226,613

Issuance of common stock for vendor payments	-	-	-	-	927,517	927	62,927	-	63,854

Cancellation of Bifurcated Derivative PS A							4,392,870		4,392,870

Issuance of common stock as employee compensation	-	-	-	-	1,705,282	1,705	133,695	-	135,400

Net gain	-	-	-	-	-	-	-	1,313,872	1,143,543

Balance March 31, 2022	324,325	$324	7,567	$8	91,950,959	$91,950	$22,308,516	$(23,492,310)	$(1,091,513)

	Preferred Stock A		Preferred Stock B		Common Stock			Acc
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Deficit	Total
Balance, June 30, 2020 (RESTATED)	324,325	$324	7,567	$8	81,772,802	$81,773	$16,471,549	$(19,776,802)	$(3,223,148)

Stock based compensation	-	-	-	-	-	-	201,470	-	201,470

Issuance of common stock for vendor payments	-	-	-	-	1,340,630	1,341	144,924	-	146,265
Issuance of common stock for Board members					62,288	62	8,048		8,110
Issuance of common stock for debt conversion					4,000,000	4,000	296,000		300,000
Issuance of common stock as employee compensation	-	-	-	-	1,219,833	1,219	118,518	-	119,737

Net loss	-	-	-	-	-	-	-	(5,494,580)	(5,494,580)

Balance, March 31, 2021 (RESTATED)	324,325	$324	7,567	$8	88,395,553	$83,395	$17,240,509	$(25,271,382)	$(7,942,146)

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months Ended March 31,
	2022	2021
Cash flows from operating activities:		(RESTATED)
Net Income	$1,313,872	$(5,494,580)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	425,866	475,583
Amortization of note payable discount	-	65,638
Loss (gain) on derivative liability	(2,208,469)	4,188,148
Forgiveness of PPP loan	(557,977)	-
Depreciation and amortization	543,334	543,334
Changes in assets and liabilities:
Accounts receivable	6,779	(19,593)
Prepaid expenses and other	(9,104)	45,285
Accounts payable	222,442	(298,324)
Accrued liabilities	8,060	398,958
Net cash used in operating activities	(255,197)	(698,029)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of government relief debts	-	557,977
Repayment of debt	-	(325,000)
Net cash provided by financing activities	-	232,977

Net change in cash and cash equivalents	(255,197)	(465,052)
Cash and cash equivalents, beginning of period	684,639	1,309,912
Cash and cash equivalents, end of period	$429,442	$844,860

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$63,854	$154,376

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

Going Concern

As of March 31, 2022, we had $429,442 in cash and cash equivalents and a working capital deficit of $2,722,103. We are dependent on funds raised through equity financing. Our cumulative net loss of $23,492,310 was funded by debt and equity financing and we reported a net loss from operations of $1,297,786 for the nine months ended March 31, 2022. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

The following table represents the value of the derivative and number of shares of common stock issuable for the holders to obtain 55% of the number of outstanding shares of common stock:

Balance Sheet – December 31, 2020

	As Computed - Restated	As Reported	Effect of Change
Derivative liability	$6,601,339	$-	$6,601,339
Total current liabilities	$9,570,333	$3,383,426	$6,601,339
Total liabilities	$10,628,310	$4,485,904	$6,601,339

Accumulated deficit	$24,806,182	$17,409,029	$6,601,339
Total equity (deficit)	$(7,224,121)	$3,887,031	$(6,601,339)

Income Statement – March 31, 2021

	As Computed - Restated	As Reported	Effect of Change
Unrealized gain(loss) on derivative	$(4,188,148)	$-	$(4,188,148)
Other income/ (expense)	$(3,872,505)	$315,643	$(4,188,148)
Net (loss) income	$(5,494,581)	$(1,306,432)	$(4,188,148)
Earnings (loss) per share - Basic	$(0.07)	$(0.02)	$(0.03)
Earnings (loss) per share – Fully Diluted	$(0.02)	$(0.02)	$-

Statement of Cash Flow – March 31, 2021

	As Computed - Restated	As Reported	Effect of Change
Net (loss) income	$(5,494,580)	$(1,407,905)	$(4,188,148)
Loss (gain) on derivative liability	$4,188,148	$-	$4,188,148

Statement of Equity –December 31, 2020

	As Computed - Restated	As Reported	Effect of Change

March 31, 2021 – Accumulated Deficit	$(25,271,382)	$(21,083,234)	$(4,188,148)

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the period ended March 31, 2022. For the period ended March 31, 2021 warrants of 29,119,898, stock options vested as of the end of the period of 3,645,494 and Convertible Debt into 10,472,193 shares were added to the weighted-average number of common shares outstanding.

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

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following

	March 31, 2022	June 30, 2021

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(2,351,634)	(1,809,801)
Property and equipment, net	$2,130,590	$2,673,924

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $543,334 during the nine months ended March 31, 2022 and for the same period ended 2021 amortization expenses was $543,334. Amortization expense for the next five years is as follows:

2023	$724,445
2024	724,445
2025	681,770
Total Unamortized Expense	$2,130,590

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

Issuance of Common Stock

During the nine months ended March 31, 2022 the Company issued 1,705,282 shares of Common Stock to employees. These shares were valued at fair market value of $135,400 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the nine months ended March 31, 2022, the Company issued 927,517 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $63,854 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the nine months ended March 31, 2021 the Company issued 1,219,833 shares of Common Stock to employees. These shares were valued at fair market value of $119,737 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the six months ended March 31, 2021, the Company issued 1,340,630 and 62,288 shares of Common Stock respectively to vendors and non-management members of the board of directors for services rendered. These shares were valued at fair market value of $154,375 and expensed in the accompanying Condensed Consolidated Statement of Operations.

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $220,027, accruing at 12% at March 31, 2021, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of March 31, 2022, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $614,385.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of March 31, 2022, the total unpaid principal and interest is approximately $307,192.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments. The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. The remaining principal of $90,125 is in default and payable upon demand. As of March 31, 2022, the total unpaid principal and interest is approximately $326,503.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 of the promissory note balance. The note is in default and due upon demand and the interest rate was increased to 12%. As of March 31, 2022, the total unpaid principal and interest is approximately $305,349.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 of the promissory note balance. The note is in default and the interest rate increased to 12%. As of March 31, 2022, the total unpaid principal and interest is approximately $26,479.

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

The Company recognized $154,787 and $286,835 of interest expense for the nine months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and 2021, accrued interest on the above notes was $501,423 and $382,645, respectively. The weighted average interest rates as of March 31, 2022 and 2021 was 5.13% and 5.65%.

Notes payable and long-term debt outstanding as of March 31, 2022 and June 30, 2021 are summarized below:

	Maturity Date	March 31, 2022	June 30, 2021
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	440,000	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000

7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $28,492, respectively	Due on Demand	244,802	244,802
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $21,911 respectively	Due on Demand	300,000	300,000
8% $50,000 Related Party Note Payable	Due on Demand	25,000	25,000
5% Note Payable	Due on Demand (1)	350,000	350,000
1% PPP #2 Note Payable	May 29 ,2022	-	557,977
3.75% SBA EIDL Note Payable	April 30, 2050	500,000	500,000
Total notes payable		2,229,802	2,787,779
Less current portion of notes payable		1,729,802	1,729,802
Notes payable, net of current portion		$500,000	$1,057,977

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

The average fair value of stock options granted was estimated to be $0.14 and $0.07. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions for the three months ended March 31, 2022:

Expected option life (years)	2-4
Expected stock price volatility	227 to 258%
Expected dividend yield	-
Risk-free interest rate	0.44 to 0.54%

A summary of option activity under the employee share option pan as of December 31, 2021 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2021	13,594,259	$0.08
Granted	562,500	$0.13
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	(542,027)	$0.07
Outstanding at March 31, 2021	13,614,732	$0.11	2.5	$-
Exercisable at March 31, 2021	9,557,364	$0.08	3.0

Number of options available for grant at end of period	426,870

A summary of the status of the Company’s nonvested shares as of March 31, 2022, and changes during the year quarter March 31, 2022, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2021	12,130,179	$0.08
Granted	562,500	$0.13
Vested	(542,027)	$0.07
Forfeited	(955,733)	$0.08
Nonvested at March 31, 2022	11,194,920	$0.08

Stock-based compensation expense attributable to stock options was approximately $396,942 for the nine months ended March 31, 2022. As of March 31, 2022, there was approximately $1,993,256 of unrecognized compensation expense related to 11,194,920 nonvested stock options outstanding, and the weighted average vesting period for those options was 3 years.

Warrants

At March 31, 2022, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - SEDA Financing	86,957	1.80	$1.15
Warrants - Issued with Convertible Notes	600,000	2.23	$0.75
Warrants - Securities Purchase Agreement	360,577	3.02	$0.78
Warrants A - Securities Purchase Agreement	28,072,364	3.02	$0.16
Total	29,119,898
Aggregate intrinsic value at March 31, 2022	$0

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

Comparison of results of operations for the three months ended March 31, 2022 and 2021

	Three months Ended March 31,
	2022	2021	Change	%
Revenue	$984,010	$672,149	$311,861	46%
Cost of revenue	691,328	500,818	190,510	38%
Gross profit	292,682	171,331	121,351	71%

Total operating expenses	513,469	600,733	(87,265)	(13)%

Gain (loss) on derivative liability	-	(1,395,585)	1,395,585	100%
Gain of PPP Forgiveness	-	602,478	602,478	100%
Interest expense	(50,467)	(71,604)	(21,137)	(30)%

Net loss	$(271,254)	$(1,294,113)	$(1,022,860)	(79)%

Revenues

During the three months ended December 31, 2022, we generated $984,010 of revenues, compared to revenues of $672,149 during the three months ended March 31, 2021. The increase in revenue is primarily driven by our texting and loyalty platform along with large MSOs.

Gross Profit

Gross profit increased to $292,682 for the period ended March 31, 2022 which was an increase of $121,351 over the same period ended March 31, 2021. Gross profit as a percentage of revenue increased from 25% to 30% due to increased product margins and the implementation of cost cutting measures.

Expenses

During the three months ended March 31, 2022, we incurred total operating expenses of $513,469, including $165,679 in general and administrative expenses, and $216,004 in payroll expenses. During the three months ended March 31, 2021, we incurred total operating expenses of $600,733, including $125,602 in general and administrative expenses, and $185,352 in payroll expenses these increase from the prior year relate to higher sales commissions and higher credit card charges because of higher revenue.

Interest expense was $50,467 for the three months ended March 31, 2022 compared to interest expense of $71,604 for the same period ending March 31, 2021 because of the reduction in notes payable during the year.

Net Income

During the three months ended March 31, 2022 we realized net loss of $441,583, compared to a net loss of $1,294,113 for the three months ended March 31, 2021.

Comparison of results of operations for the nine months ended March 31, 2022 and 2021

	Nine months Ended March 31,
	2022	2021	Change	%
Revenue	$2,759,532	$1,927,659	$831,873	43%
Cost of revenue	1,983,921	1,443,678	540,243	37%
Gross profit	775,611	483,981	291,630	60%

Total operating expenses	2,073,397	2,106,057	(32,660)	(2)%

Gain (loss) on derivative liability	2,208,469	(4,188,148)	6,396,617	(153)%
Gain of PPP Forgiveness	557,977	602,478	(44,501)	(7)%
Interest expense	(154,788)	(286,835)	(132,047)	(46)%

Net income	$1,313,872	$(5,494,581)	$6,808,453	(124)%

Revenues

During the nine months ended March 31, 2022, we generated $2,759,532 of revenues, compared to revenues of $1,927,659 during the nine months ended March 31, 2021. The increase was primarily due to the increase in text services which is up 41% over the prior year.

Gross Profit

Gross profit increased to $775,611 for the period ended March 31, 2022 which was an increase of $291,630 over the same period ended March 31, 2021. Gross profit as a percentage of revenue decreased from 25% to 28% for because of the increased 3rd party software development costs expended on the technology platform.

Expenses

During the nine months ended March 31, 2022, we incurred total operating expenses of $2,073.397, including $463,925 in general and administrative expenses, and $595,5510 in selling expenses. During the nine months ended March 31, 2021, we incurred total operating expenses of $2,106,057, including $505,305 in general and administrative expenses, and $648,790 in selling expenses.

We did not properly record a derivative liability related to the 55% conversion feature in the Series A preferred stock in prior periods. We corrected this error by recording a liability and charging this amount against retained earnings as of June 30, 2019. Each period thereafter we are required to perform a mark to market adjustment to the derivative liability. During the nine months ended March 31, 2022 we recorded an unrealized gain of $2,208,470 the estimated fair value of the derivative changed at the end of the period. During this same period in 2021, the estimated fair value of the derivative increased therefore the liability increased generating unrealized loss of $4,188,148.

Other income during the period ended March 31, 2022 was the result of the SBA PPP loan forgiveness of $577,977, offset by recurring interest expense. Interest expense was $154,788 for the nine months ended March 31, 2022 compared to interest expense of $286,835 for the same period ending March 31, 2021 because of the reduction in notes payable during the year.

Net Income

During the nine months ended March 31, 2022 we realized net income of $1,143,543, compared to a net loss of $5,494,581 for the nine months ended March 31, 2021.

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

At March 31, 2022 we had $429,442 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months Ended March 31,
	2022	2021
Net cash used in operating activities	$(255,197)	$(698,029)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$232,977

As of March 31, 2022, we had $429,429 in cash and cash equivalents and a working capital deficit of $2,722,103. We are dependent on funds raised through equity financing. Our cumulative net loss of $23,662,639 was funded by debt and equity financing and we reported a net loss from operations of $1,468,115 for the nine months ended March 31, 2022. During the nine months ending March 31, 2022, we did not raise or expended any monies through financing activities, and we did not expend any monies through investing activities (acquiring assets).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2022 and June 30, 2021.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

Item 2. Unregistered Sales of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: May 13, 2022	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

