Form 10-K
period 2022-06-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2022-09-28
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for this purpose, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of December 31, 2021 the last day of business day of the Registrant’s most recently completed second fiscal quarter was $4,028,888 based on $0.06 per share price.

The number of shares of outstanding of the Registrant’s Common Stock as of September 26, 2022 was 94,615,021

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

Business Overview

Leafbuyer.com Platform

Our wholly owned subsidiary, LB Media Group, LLC has evolved and grown as a listing website to a comprehensive marketing technology platform that focuses on new customer acquisition and retention tools that include texting and loyalty and application software technology. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through SMS, MMS as well as push notifications within a custom branded application. The platform gives dispensary owners the ability to target market their customer base by spending limits, brands, frequency and product types. The Leafbuyer platform alerts consumers of specials as well as confirmation about online ordering, helping to create a more diverse product offering for our clients. Leafbuyer’s proprietary systems are integrated to form a seamless process for the user to locate, research, and compare prices on thousands of available products. Our website, Leafbuyer.com, and its progressive web application hosts a robust search algorithm similar to popular travel or hotel sites, where consumers can search the database for appealing offers. Consumers can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. With a worldwide pandemic due to Covid-19, the need for an order ahead solution in the cannabis industry was put to the test in early March of 2020. We believe we answered that test with technology enhancements we made that now include delivery features for medical and recreational stores, increased POS integrations and real-time notifications through SMS/MMS and push notification technology.

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

In April of 2022 Leafbuyer Technologies Inc. launched our data segmentation feature that allows dispensaries to target market their customers. Clients can direct messaging based on spending limits, product types, shopping frequency just to name a few and target market their customer base.  Through our advanced integrations, this feature helps increase ROI for the dispensaries and generates more revenue for Leafbuyer.  We will continue to expand this feature in the coming months to include more data points based on our customer’s needs.

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

Cost Control

One of our top priorities in 2022 has been reducing costs by building better more efficient technology, while converting some positions to part time and focusing on high margin products that help retain current customers.  In 2022 we achieved cash flow positive as a result of these measures.

The Team

We have 15 full-time employees and our headquarters are located in Greenwood Village, Colorado. In addition, we currently have sales teams in California and Oklahoma. Leafbuyer also has relationships with numerous contractors which it retains from time to time. A majority of our employees are involved in sales and customer service.

Growth State by State

As new states continue to legalize marijuana sales and the market expands, so does Leafbuyer. As of June 2022, Leafbuyer now works with clients in 24 legal states including California, Colorado, Washington, Oklahoma, Oregon, and Michigan and we are continuing our efforts to expand into all legal markets. Our primary focus are markets that have the most potential and that are continuing to expand and show stability.

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

2022 and Beyond

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

We are accelerating growth with our platform by offering custom branded applications. This product works in conjunction with our texting and loyalty platform to provide a truly unique value proposition. Text marketing is monetized through a monthly usage fee while the Custom Application is monetized as a monthly subscription fee.  We anticipate a significant reduction in provider costs over time as each application sold allows for push notifications which reduces our overall cost to send via SMS or MMS.

We will also continue to grow organically through the aggressive deployment of sales and marketing resources into legal cannabis states. We understand that to obtain a significant market share in the industry in the future it will require us to look for acquisitions for a significant portion of that growth. However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to us.

ITEM 1A. RISK FACTORS

Risks Related to the Business

We have minimal financial resources. Our company financial statements includes a footnote disclosure stating that there is substantial doubt about our ability to continue as a going concern.

Leafbuyer Technologies, Inc. is an early-stage company and has minimal financial resources. We had a cash balance of $367,245 as of June 30, 2022. We had an accumulated deficit of $23,850,487 at June 30, 2022. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. We cannot assure you that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

Leafbuyer’s operations and business strategy are completely dependent upon the knowledge, Technology Development and business connections of, Rossner, Goerner and Breen our executive officers. They are under no contractual obligation to remain employed by Leafbuyer.  If they should choose to leave us for any reason or become ill and unable to work for an extended period of time before we have hired additional personnel, our operations could likely fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Annual Report. We will likely fail without the services of our current executive officers (or hiring appropriate replacement(s)).

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

Our current Board of Directors and executive officers hold approximately 37% of the voting power of our outstanding voting capital stock as of June 30, 2022. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with us and our shareholders.

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

	Year ended June 30, 2022
	High	Low
Quarter ended June 30, 2022	$0.05	$0.04
Quarter ended March 31, 2022	$0.06	$0.04
Quarter ended December 31, 2021	$0.09	$0.04
Quarter ended September 30, 2021	$0.13	$0.07

	Year ended June 30, 2021
	High	Low
Quarter ended June 30, 2021	$0.14	$0.13
Quarter ended March 31, 2021	$0.16	$0.14
Quarter ended December 31, 2020	$0.14	$0.12
Quarter ended September 30, 2020	$0.06	$0.05

Holders

As of June 30, 2022, there were approximately 14,000 holders of record of our common stock.

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

Equity Compensation Plans

We have an equity incentive plan that was established in February of 2017. Our Board of Directors may from time to time, in its discretion grant to our directors, officers, consultants and employees, non-transferable options to purchase our common stock, provided that the number of options issued do not exceed 25,000,000. The options are exercisable for a period of up to 4 years from the date of the grant. The number of shares authorized to be issued under the equity incentive plan was increased from 10,000,000 to 25,000,000 through a consent of stockholders to amend and restate the equity incentive plan.

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

We issued 30,299,998 shares of common stock for the private placement and the issuance of Series C Warrants. We received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of our common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock at a purchase price of $0.1603 per common stock share.

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

Our equity incentive plan was amended and restated by our Board of Directors in April 2020 to increase the number of options available from 10,000,000 to 25,000,000.

Business Overview

Our wholly owned subsidiary, LB Media Group, LLC has evolved and grown from a listing website to a comprehensive marketing technology platform. Our clients, medical and recreational dispensaries, in legalized cannabis states, along with cannabis product companies subscribe to our technology platform to assist in new customer acquisition. We provide retention tools to those companies that include texting/loyalty and ordering ahead technology.

The Leafbuyer Technology Platform reaches millions of cannabis consumers every month through its web-based platform, loyalty platform and smart application technology. Our website’s sophisticated vendor dashboard allows our clients to update their menus, deals and create real-time messages to communicate with consumers 24/7/365. The platform also provides a robust reporting feature to track the vendors’ return on investment. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through SMS, MMS as well as push notifications within a custom branded application. Our website, Leafbuyer.com, and its progressive web application, hosts a robust search algorithm like popular travel or hotel sites, where our clients' customers can search the database for appealing offers. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. In November of 2020 Leafbuyer Technologies Inc. completed a customizable white label application for the dispensary clients. Consumers can search, shop, earn rewards, place orders, and communicate with their favorite stores all in one convenient application. The application can also be completely branded for the dispensary and allows for 24/7 communication with their patrons.

We continue an aggressive push into all legal cannabis states. Increasing our marketing and sales presence in new markets is a primary objective. Along with this expansion, we continue to develop innovative technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been estimated by grandviewresearch.com, to exceed $70 billion in revenue by the year 2028. Our founders and our Board of Directors have been, and will continue to be, aggressive in pursuing long-term opportunities.

We plan to grow organically through the aggressive deployment of sales and marketing resources into legal cannabis states. We understand that to obtain a significant market share we may need to look for acquisitions for a sizable portion of that growth. However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to us.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of the financial statements, we have suffered recurring losses from operations and have a significant accumulated deficit. These factors raise substantial doubt about our ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations for the years ended June 30, 2022, versus June 30, 2021

The following table summarizes the results of operations for the years ended June 30, 2022, and 2021:

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021	$ Change	% Change

Revenue	$3,807,053	$2,666,829	1,140,224	43%
Cost of revenue	2,713,676	1,943,683	769,994	40%
Gross profit	1,093,377	723,147	370,231	51%

Operating expenses:
Selling expenses	774,468	864,196	(89,728)	(10%)
General and administrative	1,923,845	2,190,441	(266,596)	(35%)
Total operating expenses	2,698,313	3,054,637	(356,324)	(12%)

Loss from operations	(1,604,936)	(2,331,490)	726,554	31%

Gain (loss) on derivative liability	2,208,469	(2,825,661)	5,034,130	178%
Other income/(expense)	352,162	127,771	224,391	65%
Net (loss) Profit	$955,695	$(5,029,380)	5,985,075	119%

Revenues

During the year ended June 30, 2022, we generated $3,807,053 of revenues, compared to revenues of $2,666,829 during the year ended June 30, 2021. The increase was primarily due to the increase in text services which is up 40% over the prior year.

Gross Profit

Gross profit increased to $1,093,377 for the period ended June 30, 2022, which was an increase of $370,231 over the same period last year of June 30, 2021. Gross profit as a percentage of revenue increased from 27% to 29% for the period ended June 30, 2022 over June 30, 2021 because of the increased text services.

Expenses

During the year ended June 30, 2022, we incurred total operating expenses of $2,698,313, including $1,923,845 in general and administrative expenses, and $774,468 in selling expenses. During the year ended June 30, 2021, we incurred total operating expenses of $3,054,637, including $2,190,441 in general and administrative expenses, and $864,196 in selling expenses. The decrease of $356,324 or 12% was primarily due to less payroll expense and stock based compensation expense. We have increased sales automating and enhanced the technology platform for significant cost savings. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

We did not properly record a derivative liability related to the 55% conversion feature in the Series A preferred stock in prior periods. We corrected this error by recording a liability and charging this amount against retained earnings as of June 30, 2019. Each period thereafter we are required to perform a mark to market adjustment to the derivative liability. During the period ended June 30, 2022 we recorded a realized gain of $2,208,469 the estimated fair value of the derivative changed at the end of the period. During this same period in 2021, the estimated fair value of the derivative increased therefore the liability was reduced generating unrealized loss of $2,825,661.

Other income during the period ended June 30, 2022 was the result of the SBA PPP loan forgiveness of $557,977 compared to the first round of SBA PPP Loan forgiveness of $602,478 as of June 30, 2021, offset by recurring interest expense. Interest expense was $205,815 for the yearend June 30, 2022 compared to interest expense of $478,388 for the same period ending June 30, 2021 because of the reduction in notes payable during the year.

Net Loss

During the year ended June 30, 2022 we incurred a net profit of $955,695, compared to a net loss of $5,029,380 for the year ended June 30, 2021.

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

At June 30, 2022 we had $367,245 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year Ended June 30,
	2022	2021
Net cash used in operating activities	$(317,394)	$(858,250)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$-	$232,977
Net change in cash and cash equivalents	$(317,394)	$(625,273)

As of June 30, 2022, we had $367,245 in cash and cash equivalents and a working capital deficit of $2,862,026. We are dependent on funds raised through equity financing. Our cumulative net loss of $23,850,487 was funded by equity financing. During the year ended June 30, 2021 we raised gross proceeds of $557,977 in cash proceeds through government supported disaster relief programs and this loan was forgiven during fiscal 2022.

During the year ended June 30, 2022, we used $317,394 in operating activities compared to $858,250 for the same period ending June 30, 2021. The difference is primarily because of the lower net loss from operations realized in fiscal year 2022.

During the year ended June 30, 2022 and 2021, we did not use any cash for investing activities.

Net cash flow provided by financing activities for the year ended June 30, 2022 was $0 compared to $232,977 of financing activity in 2021 related to proceeds from proceeds from government supported disaster relief programs and repayment to related parties notes.

Our decrease in cash and cash equivalents for the year ended June 30, 2022, was primarily net cash used for operating activities.

During the year ended June 30, 2022, our monthly cash requirements to fund our operating activities, was approximately $40,000, compared to approximately $85,000 during the year ended June 30, 2021. In the absence of the continued sale of our common and preferred stock or advances from related parties, our cash of $367,245 as of June 30, 2022 is insufficient to cover our current monthly burn rate for next twelve months.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting in order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2022. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review; and

(iii)	technical accounting support for complex debt and preferred stock transactions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2022, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

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

Management believes that despite our material weaknesses set forth above, our financial statements for years ended June 30, 2022 and 2021 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since

Kurt Rossner	53	Chairman, Chief Executive Officer and President	March 23, 2017
Mark Breen	50	Chief Financial Officer and Director	March 23, 2017
Michael Goerner	53	Treasurer, Chief Technology Officer and Director	March 23, 2017
Jeff Rudolph	61	Director	October 15, 2018
Kristin Baca	52	Director	October 15, 2018

Kurt Rossner, 53, Co-Founder, Chairman and Chief Executive Officer

Prior to founding LB Media Group in May 2013, Mr. Rossner started his career with MCI Telecommunications Corporation as a Business Sales Manager in 1993. Mr. Rossner founded several successful technology companies and was a pioneer in the Internet web hosting industry. He founded one of the largest platforms in the county, selling it to Micron Electronics (NASDAQ: MUEI) in 2000. Mr. Rossner leads our operations and overall strategic direction. He holds a Bachelor of Science Degree in Economics from The Florida State University.

Mark Breen, 50, Co-Founder, Director and Chief Financial Officer

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

Michael Goerner, 53, Co-Founder, Director and Chief Technology Officer

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

Jeff Rudolph, 61, Director

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

Kristin Baca, 52, Director

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2022 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Audit Committee

Our Audit Committee is primarily concerned with the effectiveness of our accounting policies and practices, our financial reporting and our internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of our books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met three times during the year ended June 30, 2022.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the fiscal years ended June 30, 2022, 2021 and 2020.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total Compensation

Kurt Rossner Chief Executive Officer and Director	2022	112,000	-	-	120,000	-	-	-	232,000
	2021	124,000	-	-	-	-	-	-	124,000
	2020	124,039	-	-	102,650	-	-	-	226,689

Mark Breen Chief Financial Officer, Director	2022	112,000	-	-	120,000	-	-	--	232,000
	2021	124,000	-	-	-	-	-	-	124,000
	2020	124,039	-	-	101,660	-	-	-	226,689

Micheal Goener, Treasurer, Director	2022	112,000	-	-	120,000	-	-	-	232,000
	2021	124,000	-	-	-	-	-	-	124,000
	2020	106,154	-	-	96,350	-	-	-	202,504

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

Our Board of Directors is primarily responsible for overseeing our risk management processes. The Board of Directors receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. The Board of Directors focuses on the most significant risks facing our company and our company’s general risk management strategy and ensures that risks undertaken by our company are consistent with the Board of Directors appetite for risk. While the Board of Directors oversees our company, our company’s management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board of Directors leadership structure supports this approach.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 30, 2022 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2022, there were 93,316,288 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of June 30, 2021.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Kurt Rossner (3)	11,250,012	12.1%
Mark Breen (3)	11,250,012	12.1%
Michael Goerner (3)	11,250,012	12.1%
Jeffrey Rudolph	799,322	*
Kristin Baca	83,662	*
All officers and directors as a group (five persons) 5% Beneficial Owners:	34,633,020	37.1%
Anson Investments Master Fund LP(4)	14,999,999	16.1%
Hudson Bay Master Fund LTD(5)	14,999,999	16.1%

__________

*	less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is our company’s address.

(2)

Applicable percentage ownership is based on 93,316,288 shares of common stock outstanding as of June 30, 2022 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2022, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2022, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) (4)

Includes 108,109 shares of Series A Preferred Stock and 3,000,000 options granted pursuant to the Issuer’s 2017 Equity Incentive Plan. The Series A Shares are subject to 9.25:1 reverse stock split upon their conversion into Common Stock. The effective number of common shares outstanding is 1,000,000.

Includes 14,999,999 shares of common stock. Excludes 14,036,048 shares of common stock underlying Series A Warrants which have been issued, assuming an exercise price of $0.1624, assuming a floor reset price of the common stock and a floor reset exercise price of the Warrants of $0.15 per share. The Series A Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of our shares of common stock outstanding immediately after giving effect to such exercise. Anson Advisors Inc., and Anson Funds Management LP, the Co-Investment Advisers of Anson Investments Master Fund LP, hold voting and dispositive power over the Common Shares held by Anson. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these shares of common stock except to the extent of their pecuniary interest therein. The principal business address of Anson is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(5)

Includes 14,999,999 shares of common stock. Excludes 14,036,048 shares of common stock underlying Series A Warrants which have been issued, assuming an exercise price of $0.1624, assuming a floor reset price of the shares of common stock and a floor reset exercise price of the Warrants of $0.15 per share. The Warrants do not allow for an exercise that would result in the beneficial ownership of greater than 9.99% of our outstanding common stock immediately after giving effect to their exercise. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities.

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

We issued 30,299,998 shares of common stock for the private placement and the issuance of the Series C Warrants. We received approximately $4,060,000, net of the placement fees, legal and other expenses incurred for the placement of the shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 28,072,365 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 7,018,091 shares of common stock at a purchase price of $0.1603 per common share.

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

	Year Ended June 30, 2022 ($)	Year Ended June 30, 2021 ($)
Audit fees	$55,100	$49,100
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$55,100	$49,100

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2022.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: September 28, 2022	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Kurt Rossner	Chief Executive Officer, Director	September 28, 2022
Kurt Rossner	(Principal Executive Officer)

/s/ Mark Breen	Chief Financial Officer, Director	September 28, 2022
Mark Breen	(Principal Financial and Accounting Officer)

/s/ Michael Goerner	Chief Technology Officer, Director	September 28, 2022
Michael Goerner

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Leafbuyer Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leafbuyer Technologies, Inc. as of June 30, 2022 and 2021, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ B F Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2017.

Lakewood, Colorado

September 27, 2022

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$367,245	$684,639
Accounts receivable (net of allowance for doubtful accounts of $14,037 and $20,692, respectively)	29,085	31,474
Inventory	-	-
Prepaid expenses and other current assets	23,109	14,152
Total current assets	419,439	730,265
Noncurrent assets:
Fixed assets and intangible assets, net	1,949,479	2,673,924
Total assets	$2,368,918	$3,404,189

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$360,936	$213,465
Accrued liabilities	1,178,030	958,451
Deferred revenue	12,697	67,276
Debt, related party (Note 9)	325,000	325,000
Derivative liability	-	6,601,339
Debt, current	1,404,802	1,404,802
Total current liabilities	3,281,465	9,570,333
Debt, non current	500,000	1,057,977
Lease obligation, net of current portion	-	-
Total liabilities	3,781,465	10,628,310

Commitments and contingencies (Note 6)

Equity:
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	324	324

Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at June 30, 2022 and June 30, 2021, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 93,316,288 shares issued and outstanding at June 30, 2022 and 89,318,160 shares issued and outstanding at June 30, 2021	93,315	89,318
Additional paid in capital	22,344,293	17,492,411
Accumulated deficit	(23,850,487)	(24,806,182)
Total equity (deficit)	(1,412,547)	(7,224,121)
Total liabilities and equity	$2,368,918	$3,404,189

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years Ended June 30,
	2022	2021

Revenue	$3,807,053	$2,666,829
Cost of revenue	2,713,676	1,943,683
Gross profit	1,093,377	723,147

Operating expenses:
Selling expenses	774,468	864,196
General and administrative	1,923,845	2,190,441
Total operating expenses	2,698,313	3,054,637

Loss from operations	(1,604,936)	(2,331,490)

Interest expense	(205,815)	(478,388)
Unrealized gain (loss) on derivative	2,208,469	(2,825,661)
Forgiveness of PPP loan	557,977	602,478
Other Income	-	3,681
Other income / (expense)	2,560,631	2,697,890

Net (loss) income	$955,695	$(5,029,380)

Earnings (loss) per common share:
Basic	$0.01	$(0.06)
Fully diluted	0.01	$(0.06)

Weighted average common shares outstanding:
Basic	91,377,253	84,341,970
Fully diluted	143,085,818	84,341,970

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$955,695	$(5,029,380)
Adjustments to reconcile net income to net cash used in operating activities
Inventory written off	-	622
Default interest added to convertible promissory note	93,354	154,677
Stock based compensation	369,655	504,224
Stock issued for services	93,354	224,183
Forgiveness of PPP loan	(557,977)	(602,478)
Loss (gain) on derivative liability	(2,208,469)	2,825,661
Amortization of note payable discount	-	65,638
Depreciation/amortization expense	724,445	724,446
Changes in assets and liabilities:
Accounts receivable	2,389	(17,437)
Inventory	-	-
Prepaid expenses and other	(8,957)	71,510
Accounts payable and accrued liabilities	147,471	(274,425)
Accrued liabilities	165,000	(494,509)
Net cash used in operating activities	(317,394)	(858,250)

Cash flows from investing activities:
Capitalized Software	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	-	-
Proceeds from issuance of related party debt	-	-
Proceeds from issuance of government relief debts	-	557,977
Repayment of debt	-	(325,000)
Net cash provided by financing activities	-	232,977

Net change in cash and cash equivalents	(317,394)	(625,273)
Cash and cash equivalents, beginning of period	684,639	1,309,912
Cash and cash equivalents, end of period	$367,245	$684,639

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Issuance of common stock for acquisition of intangible assets	$-	$-
Issuance of common stock for conversion of notes payable and accrued interest	$-	$300,000

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Equity

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

June 30, 2020	324,325	324	7,567	$8	81,772,802	$81,773	$16,471,549	$(19,776,802)	$(3,223,148)

Stock based compensation for employees	-	-	-	-			326,506	-	326,506
Issuance of Common Stock for employee Compensation	-	-			1,638,869	1,638	176,080		177,718
Issuance of common stock for services	-	-	-	-	1,906,489	1,907	222,276	-	224,183
Issuance of common stock in conversion of notes payable and accrued interest	-	-			4,000,000	4,000	296,000		300,000
Net Income	-	-	-	-	-	-	-	(5,029,380)	(5,029,380)
June 30, 2021	324,325	324	7,567	$8	89,318,160	$89,318	$17,492,411	$(24,806,182)	$(7,224,121)

Stock based compensation for employees	-	-	-	-			194,121	-	194,121
Issuance of common stock for employee Compensation	-	-			1,502,989	1,502	91,852		93,354
Issuance of common stock for services	-	-	-	-	2,495,139	2,495	173,040	-	175,535
Bifurcated Derivatives PS A							4,392,870		4,392,870
Net loss	-	-	-	-	-	-	-	955,695	955,695
June 30, 2022	324,325	324	7,567	$8	93,316,288	$93,315	$22,344,294	$(23,850,487)	$(1,412,547)

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

Going Concern

As of June 30, 2022, we had $367,245 in cash and cash equivalents and a working capital deficit of $2,862,026. We are dependent on funds raised through equity financing. Our cumulative net loss of $23,850,487 was funded by equity financing and we reported a net loss from operations of $1,604,936 for the year ended June 30, 2022. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended June 30, 2021 to conform to the presentation as of and for the year ended June 30, 2022.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit, and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2022 and 2021, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of June 30, 2022, the Company had $117,245 in excess of federally insured limits.

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

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of June 30, 2022 and 2021, there were no impairments of long-lived assets.

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

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with the same principles as awards to employees. Such options are valued using the Black-Scholes option pricing model.

See Note 8 for the assumptions used to calculate the fair value of stock-based employee and non-employee compensation.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the year ended June 30, 2021. For the year ended June 30, 2022 warrants of 29,119,893, stock options vested as of the end of the period of 7,471,867 and Convertible Debt into 13,996,800 shares would have been included in the fully diluted weighted average calculation.

Leases

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

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following:

	June 30, 2022	June 30, 2021

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(2,534,246)	(1,809,801)
Property and equipment, net	$1,949,479	$2,673,924

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $724,445 during the year ended June 30, 2022 and for the same period ended 2021 amortization expenses was $724,814. Amortization expense for the next five years is as follows:

2023	$724,445
2024	622,359
2025	459,342
2026	143,333

Total Unamortized Expense	$1,949,479

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2022. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2022.

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

The Company issued 30,299,998 shares of common stock pursuant to the Purchase Agreement, as well as the exercise of the Series C Warrants and fees paid in shares of common stock. The Company received approximately $4,038,000, net of the placement fees, legal and other expenses incurred for the placement of the Shares. The Investors received Series A Warrants to allow the Investors to purchase an aggregate of 28,072,364 shares of common stock, and Series B Warrants to allow the Investors to purchase an aggregate of 7,018,090 shares of common stock at a purchase price of $0.1603 per common share. If the investors choose to exercise all Series A, the Company would receive proceeds of $4,500,000.

The 324,324 shares of Series A Convertible Preferred Stock are convertible into 3,000,000 shares of common stock.

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

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $228,953, accruing at 12% at June 30, 2022, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of June 30, 2022, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $625,355.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of June 30, 2022, the total unpaid principal and interest is approximately $312,677.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. The remaining principal of $90,125 is in default and payable upon demand. As of June 30, 2022, the total unpaid principal and interest is approximately $330,775.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 of the promissory note balance. The note is in default and due upon demand and the interest rate was increased to 12%. As of June 30, 2022, the total unpaid principal and interest is approximately $311,333.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 of the promissory note balance. The note is in default and the interest rate increased to 12%. As of June 30, 2022, the total unpaid principal and interest is approximately $26,978.

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

On March 30, 2021, the Company was granted a loan from American Express National Bank in the aggregate amount of $557,977, pursuant to the Paycheck Protection Program (“PPP) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan which was in the form of a Note dated March 30, 2021, matures on March 30, 2023 and bears interest at a rate of 1.00% per annum, payable monthly commencing on March 30, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. On September 30, 2021 the Company was notified by American Express National Bank that the United States Small Business Administration has approved our Loan Forgiveness Application and the loan has been closed. The Company realized other income from the forgiveness of the PPP loan in the Consolidated Statement of Operations for the year ended June 30, 2022.

The Company recognized $205,814 and $233,355 of interest expense for the years ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and 2021, accrued interest on the above notes was $552,451 and $419,715, respectively. The weighted average interest rates as of June 30, 2022 and 2021 was 5.13% and 5.13%.

Notes payable and long-term debt outstanding as of June 30, 2022 and 2021 are summarized below:

	Maturity Date		June 30, 2022	June 30, 2021
12% $150,000 Note Payable, net of unamortized discount of $0 and $14,320, respectively	Due on Demand		$150,000	$150,000
10% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $28,589, respectively	Due on Demand		440,000	440,000
10% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $14,295, respectively	Due on Demand		220,000	220,000
7% $213,333 Convertible Note Payable, net of unamortized discount of $28,492 and $153,786, respectively	Due on Demand		90,125	90,125
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $21,911 respectively	Due on Demand		300,000	300,000
8% $50,000 Related Party Note Payable	Due on Demand		25,000	25,000
5% Note Payable	Due on Demand	(1)	350,000	350,000
1% PPP #2 Note Payable	May 29, 2022		-	557,977
3.75% SBA EIDL Note Payable	April 30, 2050		500,000	500,000
Total notes payable			2,633,102	2,633,102
Less current portion of notes payable			1,575,125	1,575,125
Notes payable, less current portion			$1,057,977	$1,057,977

__________

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of June 30, 2022, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 7 — Risks and Uncertainties

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

The average fair value of stock options granted was estimated to be $0.14 and $0.07 per share for the period ended June 30, 2022 and June 30, 2021. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2022	2021

Expected option life (years)	2-4	2 - 4
Expected stock price volatility	227 to 254%	227 to 254%
Expected dividend yield	-	—
Risk-free interest rate	0.44 to 0.54%	0.44 to 0.54%

A summary of option activity under the employee share option plan as of June 30, 2022 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2021	13,594,259	$0.11
Granted	12,412,500	$0.04
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	(10,174,697)	$0.11
Outstanding at June 30, 2022	15,832,062	$0.06	1.5	$-
Exercisable at June 30, 2022	3,815,678	$0.11	3.0

Number of options available for grant at end of period	426,870

A summary of the status of the Company’s nonvested shares as of June 30, 2022, and changes during the year ended June 30, 2022, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2021	12,130,179	$0.11
Granted	11,850,000	$0.04
Vested	(2,381,892)	$0.07
Forfeited	(8,148,117)	$0.07
Nonvested at June 30, 2022	13,450,170	$0.11

Stock-based compensation expense attributable to stock options was approximately $194,121 for the year ended June 30, 2022. As of June 30, 2022, there was approximately $1,530,606 of unrecognized compensation expense related to 13,450,170 nonvested stock options outstanding, and the weighted average vesting period for those options was 1.5 years.

Warrants

At June 30, 2022, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - SEDA Financing	86,957	0.80	$1.15
Warrants - Issued with Convertible Notes	600,000	1.23	$0.75
Warrants - Securities Purchase Agreement	360,577	2.02	$0.78
Warrants A - Securities Purchase Agreement	28,072,364	2.02	$0.16
Total	29,119,898
Aggregate intrinsic value at June 30, 2022	$0

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

Note 11 — Subsequent Events

The Company has evaluated subsequent events through September 28, 2022 and has not identified any other items requiring additional disclosure.

