Form 10-Q
period 2022-09-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2022-11-14
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of November 14, 2022 was 94,853,115

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	September 30, 2022	June 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$225,321	$367,245
Accounts receivable (net of allowance for doubtful accounts of $20,692 and $14,037, respectively,)	26,597	29,085
Prepaid expenses and other current assets	14,731	23,109
Total current assets	266,649	419,439
Noncurrent assets:
Fixed assets and intangible assets, net	1,768,368	1,949,479
Total assets	$2,035,017	$2,368,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$318,888	$360,936
Accrued liabilities	1,054,532	1,178,030
Deferred revenue	11,700	12,697
Debt, related party (Note 9)	216,667	325,000
Debt	1,404,802	1,404,802

Total current liabilities	3,006,589	3,281,465
Debt, net of current portion	500,000	500.000

Total liabilities	3,506,589	3,781,465

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	324	324
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at September 30, 2022 and June 30, 2022, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 94,615,023 shares issued and outstanding at September 30, 2022 and 93,316,288 shares issued and outstanding at June 30, 2022	94,614	93,315
Additional paid in capital	22,493,943	22,344,293
Accumulated deficit	(24,060,461)	(23,850,487)
Total stockholders’ equity (deficit)	(1,471,572)	(1,412,547)
Total liabilities and stockholders’ equity (deficit)	$2,035,017	$2,368,918

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended September 30,
	2022	2021

Revenue	$1,128,665	$851,693
Cost of sales	652,520	630,536
Gross profit	476,145	221,157

Operating expenses:
Selling expenses	161,314	231,506
General and administrative	163,163	148,554
Personnel expenses	188,210	231,751
Stock based compensation expense	122,449	197,828
Total operating expenses	635,136	809,639

Loss from operations	(158,991)	(588,482)

Interest expense	(51,027)	(57,285)
Unrealized gain (loss) on derivative	-	3,046,772
Forgiveness of PPP loan	-	557,977
Other Income	46	-
Net income	$(209,972)	$2,958,982

Earnings per common share:
Basic	$0.00	$0.04
Fully diluted	0.00	0.01

Weighted average common shares outstanding:
Basic	94,040,463	89,693,169
Fully diluted	145,749,028	253,523,746

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2022	324,325	$324	7,567	$8	93,316,288	$93,315	$22,344,293	$(23,850,487)	$(1,412,547)

Stock based compensation	-	-	-	-	-	-	88,211	-	88,211

Issuance of common stock for vendor payments	-	-	-	-	600,000	600	27,900	-	28,500

Issuance of common stock as employee compensation	-	-	-	-	698,735	699	33,539	-	34,238

Net gain	-	-	-	-	-	-	-	(209,974)	(209,974)

Balance, September 30, 2022	324,325	$324	7,567	$8	94,615,023	$94,614	$22,493,943	$(24,060,461)	$(1,471,572)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2021	324,325	$324	7,567	$8	89,318,160	$89,318	$17,492,411	$(24,806,182)	$(7,224,121)

Stock based compensation	-	-	-	-	-	-	132,314	-	132,314

Issuance of common stock for vendor payments	-	-	-	-	290,000	289	22,011	-	22,300

Issuance of common stock as employee compensation	-	-	-	-	733,938	734	64,780	-	65,514

Net loss	-	-	-	-	-	-	-	2,958,982	2,958,982

Balance, September 30, 2021	324,325	$324	7,567	$8	90,342,098	$90,341	$17,711,516	$(21,847,200)	$3,053,667

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net Income	$(209,974)	$2,958,982
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	122,449	197,328
Stock for services	28,500	22,300
Amortization of note payable discount	-	-
Loss (gain) on derivative liability	-	(3,046,772)
Forgiveness of PPP loan	-	(557,977)
Depreciation and amortization	181,111	181,111
Changes in assets and liabilities:
Accounts receivable	2,488	(24,400)
Prepaid expenses and other	8,378	3,968
Accounts payable	(42,048)	172,500
Accrued liabilities	(124,495)	(24,031)
Net cash used in operating activities	(33,591)	(116,491)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Repayment of Debt	(108,333)	-
Net cash provided by financing activities	(108,333)	-

Net change in cash and cash equivalents	(141,924)	(116,491)
Cash and cash equivalents, beginning of period	367,245	684,639
Cash and cash equivalents, end of period	$225,321	$568,148

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$28,500	$22,300

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of June 30, 2022, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As of September 30, 2022, we had $225,321 in cash and cash equivalents and a working capital deficit of $1,471,572. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,060,461 was funded by debt and equity financing and we reported a net loss from operations of $209,974 for the three months ended September 30, 2022. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2022 Form 10-K. During the three months ended September 30, 2021, there were no significant changes made to the Company’s significant accounting policies

Use of Estimates

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the quarter ended September 30, 2022. For the quarter ended September 30, 2021 warrants of 29,119,898, stock options vested as of the end of the period of 7,471,867, Convertible Debt into 13,776,244 shares and Series A Convertible Preferred Stock 116,525,995 shares of common stock would have been included in the fully diluted weighted average calculation.

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

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following

	September 30, 2022	June 30, 2022

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(2,715,357)	(2,534,246)
Property and equipment, net	$1,768,367	$1,949,479

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $181,111 during the three months ended September 30, 2022 and for the same period ended 2021 amortization expenses was $181,111. Amortization expense for the next five years is as follows:

2023	$724,445
2024	724,445
2025	319,478

Total Unamortized Expense	$1,768,367

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

Issuance of Common Stock

During the three months period ended September 30, 2022 the Company issued 698,735 shares of Common Stock to employees. These shares were valued at fair market value of $40,135 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the three months ended September 30, 2022, the Company issued 600,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $29,500 and expensed in the accompanying Condensed Consolidated Statement of Operations.

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

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $233,441, accruing at 12% at September 30, 2022, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of September 30, 2022, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $647,342.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of September 30, 2022, the total unpaid principal and interest is approximately $323,671.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments. The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. The remaining principal of $244,802 is in default and payable upon demand. As of September 30, 2022, the total unpaid principal and interest is approximately $359,568.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the promissory note balance. The remaining principal of $200,000 is in default and due upon demand and the interest rate was increased to 12%. As of September 30, 2022, the total unpaid principal and interest is approximately $247,366.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 and in July 2022 repaid $8,333 of the promissory note balance. The remaining principal of $16,667 note is in default and the interest rate increased to 12%. As of September 30, 2022, the total unpaid principal and interest is approximately $21,648.

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

The Company recognized $51,188 and $57,286 of interest expense for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and 2021, accrued interest on the above notes was $603,639 and $428,929, respectively. The weighted average interest rates as of September 30, 2022 and 2021 was 6.47% and 5.13%.

Notes payable and long-term debt outstanding as of September 30, 2022 and June 30, 2022 are summarized below:

	Maturity Date	September 30, 2022	June 30, 2022
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	440,000	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000

7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	244,802	244,802
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $0 respectively	Due on Demand	200,000	300,000
8% $50,000 Related Party Note Payable	Due on Demand	16,667	25,000
5% Note Payable	Due on Demand (1)	350,000	350,000

3.75% SBA EIDL Note Payable	April 30, 2050	500,000	500,000
Total notes payable		2,121,469	2,229,802
Less current portion of notes payable		1,621,469	1,729,802
Notes payable, net of current portion		$500,000	$500,000

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of September 30, 2022, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

The average fair value of stock options granted was estimated to be $0.14 and $0.07. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions for the three months ended September 30, 2022:

Expected option life (years)	2-4
Expected stock price volatility	227 to 258%
Expected dividend yield	-
Risk-free interest rate	0.44 to 0.54%

A summary of option activity under the employee share option pan as of September 30, 2022 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2022	15,832,062	$0.06
Granted	-	$0.00
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	-	$0.00
Outstanding at September 30, 2022	15,832,062	$0.06	2.5	$-
Exercisable at September 30, 2022	6,482,009	$0.06	3.0

Number of options available for grant at end of period	426,870

A summary of the status of the Company’s nonvested shares as of September 30, 2022, and changes during the year quarter September 30, 2022, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2022	13,450,170	$0.08
Granted	-	$0.00
Vested	-	$0.04
Forfeited	-	$0.00
Nonvested at September 30, 2022	13,450,170	$0.08

Stock-based compensation expense attributable to stock options was approximately $88,211 for the quarter ended September 30, 2022. As of September 30, 2022, there was approximately $514,416 of unrecognized compensation expense related to 13,450,170 nonvested stock options outstanding, and the weighted average vesting period for those options was 2 years.

Warrants

At September 30, 2022, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - SEDA Financing	86,957	1.80	$1.15
Warrants - Issued with Convertible Notes	600,000	2.23	$0.75
Warrants - Securities Purchase Agreement	360,577	3.02	$0.78
Warrants A - Securities Purchase Agreement	28,072,364	3.02	$0.16
Total	29,119,898
Aggregate intrinsic value at September 30, 2022	$0

Note 9 — Related Party Transactions

In March 2020, the Company entered into a promissory note with the Chief Executive Officer for $600,000 in exchange for a total of a $565,000 cash payment. The note matured in December 2020 and $300,000 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

In March 2020, the Company entered into a promissory note with the Chief Technology Officer for $50,000. The note matured on January 1, 2021 and $33,333 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

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

Note 11 — Subsequent Events – nothing to report

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

Our unaudited interim condensed consolidated financial statements for the three months ended September 30, 2022 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2023. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2022, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended September 30, 2022 and 2021

	Three months Ended September 30,
	2022	2021	Change	%
Revenue	$1,128,665	$851,693	$276,972	33%
Cost of revenue	652,520	630,536	21,984	3%
Gross profit	476,145	221,157	254,988	115%

Total operating expenses	635,136	809,639	(174,503)	(22)%

Gain (loss) on derivative liability	-	3,046,772	(3,046,772)	100%
Gain of PPP Forgiveness	-	577,977	(557,977)	100%
Interest expense & other income	(50,981)	(57,286)	(6,259)	(11)%

Net income	$(209,972)	$2,958,981	$(3,168,953)	(107)%

Revenues

During the three months ended September 30, 2022, we generated $1.1 million of revenues, compared to revenues of $851,693 during the three months ended September 30, 2021. The increase was primarily due to a combination of new sales, and current clients list size increase by using Leafbuyer lead catcher technology.

Gross Profit

Gross profit increased to $476,145 for the period ended September 30, 2022 which was an increase over the same period ended September 30, 2021 of $254,988. Gross profit as a percentage of revenue increased from 26% to 42% do to a reduction in provider costs and the increase in higher margin products such as the custom native apps that have been deployed.

Expenses

During the three months ended September 30, 2022, we incurred total operating expenses of $635,136, including $163,163 in general and administrative expenses, and $161,314 in selling expenses. During the three months ended September 30, 2021, we incurred total operating expenses of $809,639, including $148,554 in general and administrative expenses, and $231,506 in selling expenses. The decrease of $174,503 or 22% was primarily due to less payroll expense and lower stock compensation expense.

Interest expense was $51,027 for the three months ended September 30, 2022 compared to interest expense of $57,286 for the same period ending September 30, 2021 because of the reduction in notes payable during the year.

During the three months ended September 30, 2021 we recorded an unrealized gain of $3,046,772 the estimated fair value of the derivative changed at the end of the period. Other income during the period ended September 30, 2021 was the result of the SBA PPP loan forgiveness of $577,977, offset by recurring interest expense.

Net Income

During the three months ended September 30, 2022 we realized a net loss of $209,972, compared to a net income of $2,958,981 for the three months ended September 30, 2021.

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

At September 30, 2022 we had $225,321 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months Ended September,
	2022	2021
Net cash used in operating activities	$(33,591)	$(116,491)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$(108,333)	$-

As of September 30, 2022, we had $225,321 in cash and cash equivalents and a working capital deficit of $2,739,940. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,060,461 was funded by equity financing and we reported a net loss from operations of $209,972 for the three months ended September 30, 2022. During the three months ending September 30, 2022, we did not raise or expended any monies through financing activities, and we did not expend any monies through investing activities (acquiring assets).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2022 and June 30, 2022.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our June 30, 2022 form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2022 Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management. Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: November 14, 2022	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

