Form 10-Q
period 2022-12-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2023-02-14
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of February 14, 2023 was 95,428,573

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	December 31, 2022	June 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$298,243	$367,245
Accounts receivable (net of allowance for doubtful accounts of $20,692 and $14,037, respectively,)	58,658	29,085
Prepaid expenses and other current assets	24,381	23,109
Total current assets	381,282	419,439
Noncurrent assets:
Fixed assets and intangible assets, net	1,587,256	1,949,479
Total assets	$1,968,538	$2,368,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$198,785	$360,936
Accrued liabilities	939,462	1,178,030
Deferred revenue	7,172	12,697
Debt, related party (Note 9)	216,667	325,000
Debt	1,367,491	1,404,802

Total current liabilities	2,729,577	3,281,465
Debt, net of current portion	500,000	500.000

Total liabilities	3,229,577	3,781,465

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	324	324
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at December 31, 2022 and June 30, 2022, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 95,030,830 shares issued and outstanding at December 31, 2022 and 93,316,288 shares issued and outstanding at June 30, 2022	98,772	93,315
Additional paid in capital	22,604,922	22,344,293
Accumulated deficit	(23,965,065)	(23,850,487)
Total stockholders’ equity (deficit)	(1,261,039)	(1,412,547)
Total liabilities and stockholders’ equity (deficit)	$1,968,538	$2,368,918

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended December 31,		Six months Ended December 31,
	2022	2021	2022	2021

Revenue	1,341,750	923,829	$2,470,415	$1,775,522
Cost of sales	625,604	662,059	1,278,124	1,292,594
Gross profit	718,146	261,770	1,192,291	482,928

Operating expenses:
Selling expenses	129,281	210,885	290,595	442,390
General and administrative	195,196	150,078	358,359	298,243
Personnel expenses	203,414	204,152	391,624	435,904
Stock based compensation expense	52,087	185,560	174,536	383,388
Total operating expenses	579,087	750,675	1,215,114	1,559,925

Loss from operations	136,169	(488,905)	(22,823)	(1,076,997)

Interest expense	(44,107)	(46,650)	(95,134)	(104,321)
Unrealized gain (loss) on derivative	-	(838,303)	-	2,208,469
Forgiveness of PPP loan	-		-	557,977
Other Income	3,335		3,381
Net income	95,397	(1,373,858)	$(114,576)	$1,585,128

Earnings per common share:
Basic	0.00	(0.01)	$(0.00)	$0.02
Fully diluted	0.00		(0.00)	0.01

Weighted average common shares outstanding:
Basic	95,030,830	90,511,052	94,510,788	90,835,517
Fully diluted	145,749,028		146,219,353	257,405,056

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2022	324,325	$324	7,567	$8	93,316,288	$93,315	$22,344,293	$(23,850,487)	$(1,412,547)

Stock based compensation	-	-	-	-	-	-	187,131	-	187,131

Issuance of common stock for vendor payments	-	-	-	-	600,000	600	27,900	-	28,500

Issuance of common stock as employee compensation	-	-	-	-	1,114,542	1,115	49340	-	50,454

Net gain	-	-	-	-	-	-	-	(114,576)	(114,576)

Balance, December 31, 2022	324,325	$324	7,567	$8	95,030,830	$95,030	$22,608,665	$(23,965,065)	$(1,261,039)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2021	324,325	$324	7,567	$8	89,318,160	$89,318	$17,492,411	$(24,806,182)	$(7,224,121)

Stock based compensation	-	-	-	-	-	-	264,628	-	264,628

Issuance of common stock for vendor payments	-	-	-	-	814,790	814	56,727	-	57,541

Issuance of common stock as employee compensation	-	-	-	-	1,397,135	1,397	117,363	-	118,760

Bifurcated Derivative PS A							4,392,870		4,392,870

Net loss	-	-	-	-	-	-	-	1,585,128	1,585,128

Balance, December 31, 2021	324,325	$324	7,567	$8	91,530,085	$91,529	$22,323,999	$(23,221,054)	$(805,194)

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net Income	$(114,578)	$1,585,128
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	237,587	388,388
Stock for services	28,500	57,540
Amortization of note payable discount	-	-
Loss (gain) on derivative liability	-	(2,208,469)
Forgiveness of PPP loan	-	(557,977)
Depreciation and amortization	362,223	362,222
Changes in assets and liabilities:
Accounts receivable	(29,573)	(23,696)
Prepaid expenses and other	(1,272)	(4,175)
Accounts payable	(162,151)	126,386
Accrued liabilities	(244,093)	47,265
Net cash used in operating activities	76,642	(232,388)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:		-
Repayment of Debt	(145,644)
Net cash provided by financing activities	(145,644)	-

Net change in cash and cash equivalents	(69,002)	(232,388)
Cash and cash equivalents, beginning of period	367,245	684,639
Cash and cash equivalents, end of period	$298,243	$452,251

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$28,500	$223,000

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of December 31, 2022, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As of December 31, 2022, we had $298,243 in cash and cash equivalents and a working capital deficit of $2,348,295. We are dependent on funds raised through equity financing. Our cumulative net loss of $23,965,065 was funded by debt and equity financing and we reported a net loss from operations of $114,578 for the six months ended December 31, 2022. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2022 Form 10-K. During the six months ended December 31, 2022, there were no significant changes made to the Company’s significant accounting policies

Use of Estimates

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the six months ended December 31, 2022. For the six months ended December 31, 2021 warrants of 29,119,898, stock options vested as of the end of the period of 7,471,867, Convertible Debt into 13,776,244 shares and Series A Convertible Preferred Stock 116,525,995 shares of common stock would have been included in the fully diluted weighted average calculation.

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

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following

	December 31, 2022	June 30, 2022

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(2,896,468)	(2,534,246)
Property and equipment, net	$1,587,256	$1,949,479

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the 2018 agreement. During the period ended December 31, 2022 there was no software capitalized and for the same period ended 2021.

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $362,223 during the six months ended December 31, 2022 and for the same period ended 2021 amortization expenses was $362,223. Amortization expense for the next five years is as follows:

2023	$724,445
2024	724,445
2025	138,366

Total Unamortized Expense	$1,587,256

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of December 31, 2022. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of December 31, 2022.

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

Issuance of Common Stock

During the six months period ended December 31, 2022 the Company issued 1,114,542 shares of Common Stock to employees. These shares were valued at fair market value of $50,455 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the six months ended December 31, 2022, the Company issued 600,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $28,500 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the six months period ended December 31, 2021 the Company issued 1,397,135 shares of Common Stock to employees. These shares were valued at fair market value of $118,760 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the six months ended December 31, 2021, the Company issued 814,790 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $57,541 and expensed in the accompanying Condensed Consolidated Statement of Operations.

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $237,978, accruing at 12% at December 31, 2022, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of December 31, 2022, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $660,651.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of December 31, 2022, the total unpaid principal and interest is approximately $330,325.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments. The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. On December 14, 2022, $30,000 a principal payment was made leaving a remaining principal of $214,802 which is in default and payable upon demand. As of December 31, 2022, the total unpaid principal and interest is approximately $338,726.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the promissory note balance. The remaining principal of $200,000 is in default and due upon demand and the interest rate was increased to 12%. As of December 31, 2022, the total unpaid principal and interest is approximately $251,946.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 and in July 2022 repaid $8,333 of the promissory note balance. The remaining principal of $16,667 note is in default and the interest rate increased to 12%. As of December 31, 2022, the total unpaid principal and interest is approximately $22,030.

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

The Company recognized $94,534 and $102,777 of interest expense for the six months ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, accrued interest on the above notes was $646,985 and $524,035, respectively. The weighted average interest rates as of December 31, 2022 and 2021 was 6.46% and 5.13%.

Notes payable and long-term debt outstanding as of December 31, 2022 and June 30, 2022 are summarized below:

	Maturity Date	December 31, 2022	June 30, 2022
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	440,000	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000

7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	214,802	244,802
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $0 respectively	Due on Demand	200,000	300,000
8% $50,000 Related Party Note Payable	Due on Demand	16,667	25,000
5% Note Payable	Due on Demand (1)	350,000	350,000

3.75% SBA EIDL Note Payable	April 30, 2050	500,000	500,000
Total notes payable		2,091,469	2,229,802
Less current portion of notes payable		1,591,469	1,729,802
Notes payable, net of current portion		$500,000	$500,000

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

The average fair value of stock options granted was estimated to be $0.14 and $0.04. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions for the six months ended December 31, 2022:

Expected option life (years)	2-4
Expected stock price volatility	227 to 279%
Expected dividend yield	-
Risk-free interest rate	0.44 to 0.54%

A summary of option activity under the employee share option pan as of December 31, 2022 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2022	15,832,062	$0.06
Granted	2,500,000	$0.04
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	-	$0.00
Outstanding at December 31, 2022	18,332,062	$0.06	2.5	$-
Exercisable at December 31, 2022	6,593,333	$0.06	3.0

Number of options available for grant at end of period	426,870

A summary of the status of the Company’s nonvested shares as of December 31, 2022, and changes during the year quarter December 31, 2022, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2022	13,450,170	$0.08
Granted	-	$0.00
Vested	-	$0.00
Forfeited	-	$0.00
Nonvested at December 31, 2022	15,950,170	$0.05

Stock-based compensation expense attributable to stock options was approximately $187,131 for the six months ended December 31, 2022. As of December 31, 2022, there was approximately $501,172 of unrecognized compensation expense related to 15,950,170 nonvested stock options outstanding, and the weighted average vesting period for those options was 2 years.

Warrants

At December 31, 2022, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - SEDA Financing	86,957	0.30	$1.15
Warrants - Issued with Convertible Notes	600,000	0.73	$0.75
Warrants - Securities Purchase Agreement	360,577	1.52	$0.78
Warrants A - Securities Purchase Agreement	28,072,364	1.52	$0.16
Total	29,119,898
Aggregate intrinsic value at December 31, 2022	$0

Note 9 — Related Party Transactions

In March 2020, the Company entered into a promissory note with the Chief Executive Officer for $600,000 in exchange for a total of a $565,000 cash payment. The note matured in December 2020 and $400,000 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

In March 2020, the Company entered into a promissory note with the Chief Technology Officer for $50,000. The note matured on January 1, 2021 and $33,333 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

Note 10 — Leases

On November 11, 2022 the Company extended its Denver Colorado headquarter lease for 12 months through December 31, 2023. During the past fiscal year a majority of the Company’s employee have been working remotely and the Company does not know if they will continue to keep this location or relocate to a small facility. Therefore, in accordance with ASC 842 the Company will not record an operating right of use asset and operating lease liability because of the short-term nature of this amendment. The Company will recognize lease expense on a monthly basis through the life of this lease of approximately $54,403.

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

Our unaudited interim condensed consolidated financial statements for the six months ended December 31, 2022 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2023. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2022, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

Our wholly owned subsidiary, LB Media Group, LLC has evolved and grown from a listing website to a comprehensive marketing technology platform. We work with both, medical and recreational dispensaries, in legalized cannabis states along with cannabis product companies.  Through subscription and pay per use models we provide  access to our technology platform which includes retention tools, applications, texting/loyalty and ordering ahead technology.

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

We plan to grow organically through the aggressive deployment of sales and marketing resources into legal cannabis states. We understand that to obtain a significant market share we may need to look for acquisitions for a sizable portion of that growth.  However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to us. In the meantime the company will continue to look for efficiencies, analyze areas for cost cutting as well as developing new products to increase revenue streams.

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

Comparison of results of operations for the three months ended December 31, 2022 and 2021

	Three months Ended December 31,
	2022	2021	Change	%
Revenue	$1,341,750	$923,829	$417,921	45%
Cost of revenue	625,604	662,059	(36,455)	(6)%
Gross profit	716,146	261,770	454,376	174%

Total operating expenses	579,978	750,675	(170,097)	(23)%

Gain (loss) on derivative liability		(838,303)	833,303	100%
Gain of PPP Forgiveness	-	-		%
Interest expense & other income	(40,772)	(46,650)	(5,878)	(8)%

Net income	$95,397	$(1,373,858)	$1,469,254	107%

Revenues

During the three months ended December 31, 2022, we generated $1.3 million of revenues, compared to revenues of $923,829 during the three months ended December 31, 2021. The increase was primarily due to a combination of new sales, and current clients list size increase by using Leafbuyer lead catcher technology.

Gross Profit

Gross profit increased to $716,146 for the period ended December 31, 2022 which was an increase over the same period ended December 31, 2021 of $454,376. Gross profit as a percentage of revenue increased from 27% to 48% do to a reduction in provider costs and the increase in higher margin products such as the custom native apps that have been deployed.

Expenses

During the three months ended December 31, 2022, we incurred total operating expenses of $579,978, including $52,087 in stock based compensation expenses, and $129,281 in selling expenses. During the three months ended December 31, 2021, we incurred total operating expenses of $750,675, including $185,560 in stock based compensation expenses, and $210,885 in selling expenses.

Interest expense was $44,107 for the three months ended December 31, 2022 compared to interest expense of $46,650 for the same period ending December 31, 2021 because of the reduction in notes payable during the year.

During the three months ended December 31, 2021 we recorded an unrealized loss of $838,303 the estimated fair value of the derivative changed at the end of the period.

Net Income

During the three months ended December 31, 2022 we realized a net profit of $95,397, compared to a net loss of 1,373,858 for the three months ended December 31, 2021.

Comparison of results of operations for the six months ended December 31, 2022 and 2021

	Six months Ended December 31,
	2022	2021	Change	%
Revenue	$2,470,415	$1,775,522	$694,893	39%
Cost of revenue	1,278,124	1,292,594	(14,470)	(1)%
Gross profit	1,192,291	482,928	709,363	147%

Total operating expenses	1,215,114	1,559,925	(344,811)	(22)%

Gain (loss) on derivative liability	-	2,208,469	(2,208,469)	100%
Gain of PPP Forgiveness	-	577,977	(577,977)	100%
Interest expense & other income	(91,753)	(104,321)	(9,187)	(9)%

Net income	$(114,576)	$1,585,128	$(1,699,704)	(107)%

Revenues

During the six months ended December 31, 2022, we generated $2.5 million of revenues, compared to revenues of $1.8 million during the six months ended December 31, 2021. The increase was primarily due to a combination of new sales, and current clients list size increase by using Leafbuyer lead catcher technology.

Gross Profit

Gross profit increased to $1,2 million for the period ended December 31, 2022 which was an increase over the same period ended December 31, 2021 of $709,363. Gross profit as a percentage of revenue increased from 28% to 53% do to a reduction in provider costs and the increase in higher margin products such as the custom native apps that have been deployed.

Expenses

During the six months ended December 31, 2022, we incurred total operating expenses of $1.2 million, including $174,536 in stock based compensation expenses, and $290,595 in selling expenses. During the six months ended December 31, 2021, we incurred total operating expenses of $1.6 million, including $383,388 in stock based compensation expenses, and $442,390 in selling expenses. The decrease of $344,811 or 22% was primarily due to less selling expense and lower stock compensation expense.

Interest expense was $95,134 for the six months ended December 31, 2022 compared to interest expense of $104,321 for the same period ending December 31, 2021 because of the reduction in notes payable during the year.

During the six months ended December 31, 2021 we recorded an unrealized gain of $2,208,469 the estimated fair value of the derivative changed at the end of the period. Other income during the period ended December 31, 2021 was the result of the SBA PPP loan forgiveness of $577,977.

Net Income

During the six months ended December 31, 2022 we realized a net loss of $114,576, compared to a net income of $1,585,128 for the six months ended December 31, 2021.

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

At December 31, 2022 we had $298,243 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months Ended December,
	2022	2021
Net cash used in operating activities	$76,643	$(232,388)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$(145,644)	$-

As of December 31, 2022, we had $298,243 in cash and cash equivalents and a working capital deficit of $2,348,295. We are dependent on funds raised through equity financing. Our cumulative net loss of $23,965,065 was funded by debt and equity financing and we reported a net loss from operations of $114,578 for the six months ended December 31, 2022. During the six months ending December 31, 2022, we did not raise or expended any monies through financing activities, and we did not expend any monies through investing activities (acquiring assets).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2022 and June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2022, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: February 14, 2023	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

