Form 10-Q
period 2023-03-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2023-05-15
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of May 15, 2023 was 95,428,575

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC. UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	March 31, 2023	June 30, 2022

ASSETS
Current assets:
Cash and cash equivalents	$434,933	$367,245
Accounts receivable (net of allowance for doubtful accounts of $0 and $14,037, respectively,)	65,010	29,085
Prepaid expenses and other current assets	27,383	23,109
Total current assets	527,326	419,439
Noncurrent assets:
Fixed assets and intangible assets, net	1,406,145	1,949,479
Total assets	$1,933,471	$2,368,918

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$284,096	$360,936
Accrued liabilities	1,127,109	1,178,030
Deferred revenue	6,737	12,697
Debt, related party (Note 9)	107,817	325,000
Debt	1,374,802	1,404,802
Total current liabilities	2,900,561	3,281,465

Debt, net of current portion	485,378	500,000

Total liabilities	3,385,939	3,781,465

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	324	324
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at March 31, 2023 and June 30, 2022, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 95,428,575 shares issued and outstanding at March 31, 2023 and 93,316,288 shares issued and outstanding at June 30, 2022	95,428	93,315
Additional paid in capital	22,718,581	22,344,293
Accumulated deficit	(24,266,809)	(23,850,487)
Total stockholders’ equity (deficit)	(1,452,468)	(1,412,547)
Total liabilities and stockholders’ equity (deficit)	$1,933,471	$2,368,918

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended March 31,		Nine months Ended March 31,
	2023	2022	2023	2022

Revenue	1,286,132	984,010	$3,763,207	$2,759,532
Cost of sales	769,701	691,328	2,059,325	1,983,921
Gross profit	516,431	292,682	1,703,882	775,611

Operating expenses:
Selling expenses	177,812	153,161	509,198	595,551
General and administrative	154,487	165,679	543,231	463,925
Personnel expenses	210,828	216,004	594,672	651,908
Stock based compensation expense	108,394	(21,375)	345,980	362,013
Total operating expenses	651,521	513,469	1,993,081	2,073,397

Loss from operations	(135,090)	(220,787)	(289,199)	(1,297,786)

Interest expense	(35,410)	(50,467)	(130,544)	(154,788)
Unrealized gain (loss) on derivative	-	-	-	2,208,469
Forgiveness of PPP loan	-	-	-	557,977
Other Income	42	-	3,423
Net income	(170,458)	(271,254)	$(416,320)	$1,313,872

Earnings per common share:
Basic	0.00	(0.00)	$(0.00)	$0.01
Fully diluted			(0.00)	0.00

Weighted average common shares outstanding:
Basic	95,428,575	255,041,108	94,788,529	90,511,052
Fully diluted	-		146,497,094	253,523,746

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2022	324,325	$324	7,567	$8	93,316,288	$93,315	$22,344,293	$(23,850,487)	$(1,412,547)

Stock based compensation	-	-	-	-	-	-	273,618	-	273,618

Issuance of common stock for vendor payments	-	-	-	-	640,000	640	29,780	-	30,420

Issuance of common stock as employee compensation	-	-	-	-	1,472,287	1,473	70,889	-	72,362

Net gain	-	-	-	-	-	-	-	(416,320)	(416,320)

Balance, March 31, 2023	324,325	$324	7,567	$8	95,428,575	$95,428	$22,718,581	$(24,266,809)	$(1,452,468)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2021	324,325	$324	7,567	$8	89,318,160	$89,318	$17,492,411	$(24,806,182)	$(7,224,121)

Stock based compensation	-	-	-	-	-	-	226,613	-	226,613

Issuance of common stock for vendor payments	-	-	-	-	927,517	927	62,927	-	63,854

Issuance of common stock as employee compensation	-	-	-	-	1,705,282	1,705	133,695	-	135,400

Bifurcated Derivative PS A							4,392,870		4,392,870

Net loss	-	-	-	-	-	-	-	1,313,872	1,313,872

Balance, March 31, 2022	324,325	$324	7,567	$8	91,530,959	$91,950	$22,308,516	$(23,492,310)	$(1,091,512)

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

	Nine months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net Income	$(416,320)	$1,313,872
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	345,981	362,012
Stock for services	30,420	63,854
Amortization of note payable discount	-	-
Loss (gain) on derivative liability	-	(2,208,469)
Forgiveness of PPP loan	-	(557,977)
Depreciation and amortization	543,334	543,334
Changes in assets and liabilities:
Accounts receivable	(35,925)	6,779
Prepaid expenses and other	(4,276)	(9,104)
Accounts payable	(76,840)	222,442
Accrued liabilities	(56,881)	8,060
Net cash used in operating activities	329,493	(255,197)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:		-
Repayment of Debt	(261,805)
Net cash provided by financing activities	(261,805)	-

Net change in cash and cash equivalents	(67,688)	(255,197)
Cash and cash equivalents, beginning of period	367,245	684,639
Cash and cash equivalents, end of period	$434,933	$429,442

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$30,420	$223,000

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

Going Concern

As of March 31, 2023, we had $434,933 in cash and cash equivalents and a working capital deficit of $2,373,235. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,266,809 was funded by debt and equity financing and we reported a net loss from operations of $416,322 for the nine months ended March 31, 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2022 Form 10-K. During the nine months ended March 31, 2023, there were no significant changes made to the Company’s significant accounting policies

Use of Estimates

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the nine months ended March 31, 2023. For the nine months ended March 31, 2022 warrants of 29,119,898, stock options vested as of the end of the period of 3,645,494, Convertible Debt into 10,472,193 shares and Series A Convertible Preferred Stock 210,286,161 shares of common stock would have been included in the fully diluted weighted average calculation.

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

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following

	March 31, 2023	June 30, 2022

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(3,076,080)	(2,534,246)
Property and equipment, net	$1,406,145	$1,949,479

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $543,334 during the nine months ended March 31, 2023 and for the same period ended 2022 amortization expenses was $543,334. Amortization expense for the next five years is as follows:

2023	$724,445
2024	681,700
Total Unamortized Expense	$1,406,145

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of December 31, 2022. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of March 31, 2023.

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

Issuance of Common Stock

During the nine months period ended March 31, 2023 the Company issued 1,472,287 shares of Common Stock to employees. These shares were valued at fair market value of $72,362 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the nine months ended March 31, 2023, the Company issued 640,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $30,420 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the nine months period ended March 31, 2022 the Company issued 1,705,282 shares of Common Stock to employees. These shares were valued at fair market value of $135,400 and expensed in the accompanying Condensed Consolidated Statement of Operations.

During the nine months ended March 31, 2022, the Company issued 927,517 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $63,854 and expensed in the accompanying Condensed Consolidated Statement of Operations.

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $242,416, accruing at 12% at March 31, 2023, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of March 31, 2023, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $673,670.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of March 31, 2023, the total unpaid principal and interest is approximately $336,835.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments. The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. On December 14, 2022, $30,000 a principal payment was made leaving a remaining principal of $214,802 which is in default and payable upon demand. As of March 31, 2023, the total unpaid principal and interest is approximately $347,262.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000, in July 2022 the Company repaid $100,000 and in March 2023 the Company repaid $100,000 of the promissory note balance. The remaining principal of $100,000 is in default and due upon demand and the interest rate was increased to 12%. As of March 31, 2023, the total unpaid principal and interest is approximately $148,374.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000, in July 2022 repaid $8,333 and March 2023 repaid $8,850 of the promissory note balance. The remaining principal of $7,817 note is in default and the interest rate increased to 12%. As of March 31, 2023, the total unpaid principal and interest is approximately $12,823.

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

The Company recognized $130,705 and $154,787 of interest expense for the nine months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and 2022, accrued interest on the above notes was $680,183 and $501,423, respectively. The weighted average interest rates as of March 31, 2023 and 2022 was 6.4% and 5.13%.

Notes payable and long-term debt outstanding as of March 31, 2023 and June 30, 2022 are summarized below:

	Maturity Date	March 31, 2023	June 30, 2022
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	440,000	440,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000

7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	214,802	244,802
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $0 respectively	Due on Demand	100,000	300,000
8% $50,000 Related Party Note Payable	Due on Demand	7,817	25,000
5% Note Payable	Due on Demand (1)	350,000	350,000

3.75% SBA EIDL Note Payable	April 30, 2050	485,378	500,000
Total notes payable		1,967,997	2,229,802
Less current portion of notes payable		1,482,619	1,729,802
Notes payable, net of current portion		$485,378	$500,000

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

The average fair value of stock options granted was estimated to be $0.14 and $0.04. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions for the six months ended March 31, 2023:

Expected option life (years)	2-4
Expected stock price volatility	227 to 279%
Expected dividend yield	-
Risk-free interest rate	0.44 to 0.54%

A summary of option activity under the employee share option plan as of March 31, 2023 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2022	15,832,062	$0.06
Granted	2,500,000	$0.04
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	-	$0.00
Outstanding at March 31, 2023	18,332,062	$0.05	2.0	$-
Exercisable at March 31, 2023	12,979,140	$0.05	2.0
Number of options available for grant at end of period	426,870
Aggregate intrinsic value at March 31, 2023	$283,223

A summary of the status of the Company’s nonvested shares as of March 31, 2023, and changes during the year quarter March 31, 2023, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2022	13,450,170	$0.08
Granted	2,500,000	$0.04
Vested	(1,055,670)	$0.08
Forfeited	-	$0.00
Nonvested at March 31, 2023	14,894,500	$0.05

Stock-based compensation expense attributable to stock options was approximately $283,223 for the nine months ended March 31, 2023. As of March 31, 2023, there was approximately $414,686 of unrecognized compensation expense related to 14,894,500 nonvested stock options outstanding, and the weighted average vesting period for those options was less than 1 year.

Warrants

At March 31, 2023, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - SEDA Financing	86,957	0.05	$1.15
Warrants - Issued with Convertible Notes	600,000	0.48	$0.75
Warrants - Securities Purchase Agreement	360,577	1.27	$0.78
Warrants A - Securities Purchase Agreement	28,072,364	1.27	$0.16
Total	29,119,898
Aggregate intrinsic value at March 31, 2023	$0

Note 9 — Related Party Transactions

In March 2020, the Company entered into a promissory note with the Chief Executive Officer for $600,000 in exchange for a total of a $565,000 cash payment. The note matured in December 2020 and $500,000 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

In March 2020, the Company entered into a promissory note with the Chief Technology Officer for $50,000. The note matured on January 1, 2021 and $42,183 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%.

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

Our unaudited interim condensed consolidated financial statements for the nine months ended March 31, 2023 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2023. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2022, as filed in our annual report on Form 10-K.

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

The Leafbuyer Technology Platform reaches millions of cannabis consumers every month through its web-based platform, loyalty platform and smart application technology. Our website’s sophisticated vendor dashboard allows our clients to update their menus, deals and create real-time messages to communicate with consumers 24/7/365. The platform also provides a robust reporting feature to track the vendors’ return on investment. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through SMS, MMS as well as push notifications within a custom branded application. Our website, Leafbuyer.com, and its progressive web application, hosts a robust search algorithm like popular travel or hotel sites, where our clients’ customers can search the database for appealing offers. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. In November of 2020 Leafbuyer Technologies Inc. completed a customizable white label application for the dispensary clients. Consumers can search, shop, earn rewards, place orders, and communicate with their favorite stores all in one convenient application. The application can also be completely branded for the dispensary and allows for 24/7 communication with their patrons.

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

Comparison of results of operations for the three months ended March 31, 2023 and 2022

	Three months Ended March 31,
	2023	2022	Change	%
Revenue	$1,286,132	$984,010	$302,122	31%
Cost of revenue	769,701	691,328	78,373	11%
Gross profit	516,431	292,682	223,749	76%

Total operating expenses	651,521	513,469	138,052	27%

Gain (loss) on derivative liability	-	-	-	-%
Gain of PPP Forgiveness	-	-	-	-%
Interest expense & other income	(35,368)	(50,467)	(15,099)	(30)%

Net income	$(135,090)	$(271,254)	$100,796	37%

Revenues

During the three months ended March 31, 2023, we generated $1.3 million of revenues, compared to revenues of $984,010 for the same period in 2022. The increase was primarily due to a combination of new sales, and current clients list size increase by using Leafbuyer lead catcher technology.

Gross Profit

Gross profit increased to $516,431 for the period ended March 31, 2023 which was an increase over the same period ended March 31, 2022 of $223,749. Gross profit as a percentage of revenue increased from 30% to 40% due to a reduction in provider costs and the increase in higher margin products such as the custom native apps that have been deployed.

Expenses

During the three months ended March 31, 2023 we incurred operating expense of $651,521 compared to operating expense of $513,469 for the same period in 2022. The primary difference is because in 2022 stock-based compensation expenses was reduced by $21,375 because of the cancellation of stock options during the period compared to stock-based compensation expense attributable to stock options of $108,394.

Interest expense was $50,467for the three months ended March 31, 2023 compared to interest expense of $35,410 for the same period ending March 31, 2022 because of the reduction in notes payable during the year.

Net Income

During the three months ended March 31, 2023 we realized a net loss of $170,458, compared to a net loss of 271,254 for the same period in the previous year.

Comparison of results of operations for the nine months ended March 31, 2023 and 2022

	Nine months Ended March 31,
	2023	2022	Change	%
Revenue	$3,763,207	$2,759,532	$1,003,675	36%
Cost of revenue	2,059,325	1,983,921	75,404	4%
Gross profit	1,703,882	775,611	928,271	120%

Total operating expenses	1,993,081	2,073,397	(80,316)	(4)%

Gain (loss) on derivative liability	-	2,208,469	(2,208,469)	100%
Gain of PPP Forgiveness	-	577,977	(577,977)	100%
Interest expense & other income	(127,121)	(154,788)	(24,244)	(9)%

Net income	$(416,320)	$1,313,872	$(1,699,704)	(132)%

Revenues

During the nine months ended March 31, 2023, we generated $3.8 million of revenues, compared to revenues of $2.8 million during the nine months ended March 31, 2022. The increase was primarily due to a combination of new sales, and current clients list size increase by using Leafbuyer lead catcher technology.

Gross Profit

Gross profit increased to $1,7 million for the period ended March 31, 2023 which was an increase over the same period ended March 31, 2022 of $928,271. Gross profit as a percentage of revenue increased from 28% to 45% due to a reduction in provider costs and the increase in higher margin products such as the custom native apps that have been deployed.

Expenses

During the nine months ended March 31, 2023, we incurred total operating expenses of $2.0 million, including $345,980 in stock-based compensation expenses and $509,198 in selling expenses. During the nine months ended March 31, 2022, we incurred total operating expenses of $2.1 million, including $362,103 in stock-based compensation expenses and $595,551 in selling expenses. The decrease of $80,316 or 4% was primarily due to less selling expense.

Interest expense was $130,544 for the nine months ended March 31, 2023 compared to interest expense of $154,788 for the same period ending March 31, 2022 because of the reduction in notes payable during the year.

During the nine months ended March 31, 2022 we recorded an unrealized gain of $2,208,469 the estimated fair value of the derivative changed at the end of the period. Other income during the period ended March 31, 2022 was the result of the SBA PPP loan forgiveness of $577,977.

Net Income

During the nine months ended March 31, 2023 we realized a net loss of $416,320, compared to a net income of $1,313,872 for the nine months ended March 31, 2022.

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

At March 31, 2023 we had $434,933 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months Ended March,
	2023	2022
Net cash used in operating activities	$329,493	$(255,197)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$(261,805)	$-

As of March 31, 2023, we had $434,933 in cash and cash equivalents and a working capital deficit of $2,373,235. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,266,809 was funded by debt and equity financing and we reported a net loss from operations of $416,322 for the nine months ended March 31, 2023. During the nine months ending March 31, 2023, we did not raise or expended any monies through financing activities, and we did not expend any monies through investing activities (acquiring assets).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2023 and June 30, 2022.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2023, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: May 15, 2023	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

