Form 10-K
period 2023-06-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2023-09-28
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for this purpose, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of December 31, 2022 the last day of business day of the Registrant’s most recently completed second fiscal quarter was $5,321,726 based on $0.056 per share price.

The number of shares of outstanding of the Registrant’s Common Stock as of September 28, 2023 was 99,428,575

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

Business Overview

Leafbuyer.com Platform

Our wholly owned subsidiary, LB Media Group, LLC has evolved and grown as a listing website to a comprehensive marketing technology platform that focuses on new customer acquisition and retention tools that include texting and loyalty and application software technology. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through SMS, MMS as well as push notifications within a custom branded application. The platform gives dispensary owners the ability to target market their customer base by spending limits, brands, frequency, and product types. The Leafbuyer platform alerts consumers of specials as well as online ordering features that help create a more diverse product offering for our clients.  Through our total network program, text messages that are sent are converted into add units that are posted to Leafbuyer.com in real-time.  This is part of our “Live Deals” section and is up to the minute content that is 100% searchable the minute it goes live. This allows new customers more visibility into the latest deals and specials but also gives the dispensary a new opportunity to sign up a new customer.  Leafbuyer’s proprietary systems are integrated to form a seamless process for the user to locate, research, and compare prices on thousands of available products. Our website, Leafbuyer.com, and its progressive web application hosts a robust search algorithm similar to popular travel or hotel sites, where consumers can search the database for appealing offers. Consumers can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. With a worldwide pandemic due to Covid-19 and the lockdowns, the need for an instant digital solution in the cannabis industry was put to the test in early March of 2020. We believe we answered that test with new technology enhancements that now include delivery features, increased POS integrations, real-time posting of messages to Leafbuyer.com, notifications through SMS/MMS and push notification technology and the ability to target market consumers buy spending habits.

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

Leafbuyer operates in a rapidly evolving and highly regulated industry that has been estimated by Fortune Business Insights to reach a global market size of 197 billion by 2028.  The founders and our Board of Directors have been, and will continue to be, aggressive in pursuing long-term opportunities.

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

In March of 2023 Leafbuyer Technologies Inc. launched the very successful “Total Network Solution” that allows dispensaries that send SMS and MMS text messaging to be posted in real-time to Leafbuyer.com.  This allows dispensaries access to new customers they can’t get with other competitors, and it helps them gain more signups through the platform.  The fresh content is updated in real-time and gives users of the site an opportunity to search thousands of deals nationwide.

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

Cost Control

One of our top priorities in 2022 has been reducing costs by building better more efficient technology, while converting some positions to part time and focusing on high margin products that help retain current customers.  In 2022 we achieved cash flow positive as a result of these measures.  In 2023 we have continued a focus on cutting and renegotiating system costs, credit card expenses and other insurance related costs to improve efficiencies of the company.  This has translated into thousands of dollars in monthly savings.

The Team

We have 14 full-time employees and our headquarters are located in Greenwood Village, Colorado. In addition, we currently have sales teams in Colorado, Oklahoma and Iowa. Leafbuyer also has relationships with numerous contractors which it retains from time to time. A majority of our employees are involved in sales and customer service roles.

Growth State by State

As new states continue to legalize marijuana sales and the market expands, so does Leafbuyer. As of June 2023, Leafbuyer now works with clients in 26 legal states including California, Colorado, Washington, Oklahoma, Oregon, and Michigan and we are continuing our efforts to expand into all legal markets. Our primary focus are markets that have the most potential and that are continuing to expand and show stability.

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

2023 and Beyond

With 40 states with some form of legal cannabis and with the global market expanding the legal use of marijuana for medicinal and recreational purposes is expected to continue.

Our business model is designed to benefit from this trend. When a new state passes a medical or recreational cannabis law, we can start marketing to consumers and businesses in that state with minimal marginal cost. Because Leafbuyer is not involved in the production or sale of cannabis, we do not have to build expensive growing operations or open brick and mortar stores. As more states pass laws to offer legal cannabis products, we begin marketing into the state and sign-up dispensaries to use the Leafbuyer platform.

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

Leafbuyer Technologies, Inc. operates in a highly regulated industry, is an early-stage company and has minimal financial resources. We had a cash balance of $445,721 as of June 30, 2023. We had an accumulated deficit of $24,435,698 at June 30, 2023. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources as yet unidentified. We cannot assure you that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

Our current Board of Directors and executive officers hold approximately 35% of the voting power of our outstanding voting capital stock as of June 30, 2023. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with us and our shareholders.

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTC Markets platform under the symbol “LBUY.” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTC Markets quotation platform is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities, and short selling. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded.

The trading volume of our common stock may be limited and sporadic. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. Consequently, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of our fair market value. In addition, if our shares of common stock cease to be quoted, holders would find it more difficult to dispose of or to obtain accurate price quotation as to the market value of, our common stock and as a result, the market value of our common stock likely would decline.

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

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2023. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2023.

Effective October 13, 2021, the Company executed and filed with the State of Nevada a Certificate of Designation of Preferred Stock of the Corporation fixing the designations, power, preferences, and rights of the shares. The total of 324,325 shares of preferred stock series A with a par value of $0.001 per share, of the Corporation are hereby designated as Series A Super Voting Preferred Stock. These shares are not entitled to receive dividends and shall not be entitled to any liquidation preference. Further the holders shall have no conversion rights and the holders shall have the right to vote in an amount equal to 600 votes per share of Series A Preferred Stock.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements are extensive. The Exchange Act requires that we file annual, quarterly, and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting.

We may incur significant costs associated with our public company reporting requirements and costs associated with applicable corporate governance requirements. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. This may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, and results of operations. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

Our Articles of Incorporation authorizes the issuance of shares of “blank check” preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors is empowered, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our common stock. The issuance of preferred stock could be used, under certain circumstances, as a method of discouraging, delaying, or preventing a change in control of our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive office are located at 6888 S. Clinton Street, Suite 301, Greenwood Village, CO 80112.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate, or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

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

	Year ended June 30, 2023
	High	Low
Quarter ended June 30, 2023	$0.12	$0.07
Quarter ended March 31, 2023	$0.13	$0.05
Quarter ended December 31, 2022	$0.06	$0.04
Quarter ended September 30, 2022	$0.05	$0.04

	Year ended June 30, 2022
	High	Low
Quarter ended June 30, 2022	$0.05	$0.04
Quarter ended March 31, 2022	$0.06	$0.04
Quarter ended December 31, 2021	$0.09	$0.04
Quarter ended September 30, 2021	$0.13	$0.07

Holders

As of June 30, 2023, there were approximately 11,000 holders of record of our common stock.

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

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2023. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2023.

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

The Leafbuyer Technology Platform reaches millions of cannabis consumers every month through its web-based platform, loyalty platform and smart application technology. Our website’s sophisticated vendor dashboard allows our clients to update their menus, deals and create real-time messages to communicate with consumers 24/7. The platform also provides a robust reporting feature to track the vendors’ return on investment. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through SMS, MMS as well as push notifications within a custom branded application.  Our website, and its progressive web applications, host a robust search algorithm like popular travel or hotel sites, where our clients' and customers can search the database for appealing offers. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. In November of 2020 Leafbuyer Technologies Inc. completed a customizable white label application solution for the dispensary clients. Consumers can search, shop, earn rewards, place orders, and communicate with their favorite stores all in one convenient application. The application can also be completely branded for the dispensary and allows for 24/7 communication with their patrons.  Through this application we have been able to reduce costs, increase customer retention, and improve deliverability for our clients. In March of 2023 we launched our total network program that posts SMS/MMS messages directly to Leafbuyer.com from our texting and loyalty platform.  This gives our customers the ability to reach a brand new audience and also gain signups through Leafbuyer.com.  This gives us a competitive advantage over other texting companies and provides fresh content daily to users of Leafbuyer.com.

We continue an aggressive push into all legal cannabis states. Increasing our marketing and sales presence in new markets is a primary objective. Along with this expansion, we continue to develop innovative technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been  estimated by Fortune Business Insights to reach a global market size of 197 billion by 2028. Our founders and our Board of Directors have been, and will continue to be, aggressive in pursuing long-term opportunities.

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

Results of Operations for the years ended June 30, 2023, versus June 30, 2022

The following table summarizes the results of operations for the years ended June 30, 2023, and 2022:

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022	$ Change	% Change

Revenue	$5,090,846	$3,807,053	1,283,793	34%
Cost of revenue	2,842,786	2,713,676	129,110	5%
Gross profit	2,248,060	1,093,377	1,154,683	106%

Operating expenses:
Selling expenses	717,270	774,468	(57,198)	(7%)
General and administrative	1,951,013	1,923,845	27,168	6%
Total operating expenses	2,668,283	2,698,313	(30,030)	(1%)

Loss from operations	(420,221)	(1,604,936)	1,184,715	74%

Gain (loss) on derivative liability	-	2,208,469	(2,208,469)	(100%)
Other income/(expense)	(164,988)	352,162	(517,150)	(117%)
Net (loss) Profit	$(585,211)	$955,695	(1,540,906)	(161%)

Revenues

During the year ended June 30, 2023, we generated $5,090,846 of revenues, compared to revenues of $2,666,829 during the year ended June 30, 2022. The increase was primarily due to the increase in text services which is up 34% over the prior year.

Gross Profit

Gross profit increased to $2,248,060 for the period ended June 30, 2023, which was an increase of $370,231 over the same period last year of June 30, 2022. Gross profit as a percentage of revenue increased from 29% to 44% for the period ended June 30, 2023 over June 30, 2022 because of lower 3rd party text service expense.

Expenses

During the year ended June 30, 2023, we incurred total operating expenses of $2,668,283, including $1,951,013 in general and administrative expenses, and $717,270 in selling expenses. During the year ended June 30, 2022, we incurred total operating expenses of $2,698,313, including $1,923,845 in general and administrative expenses, and $774,468 in selling expenses. The decrease of $30,032 or 1% was primarily due to less payroll expense offset by an increase in stock-based compensation expense. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

During the period ended June 30, 2022 we recorded a realized gain of $2,208,469 the estimated fair value of the derivative changed at the end of the period.

Other income during the period ended June 30, 2022 was the result of the SBA PPP loan forgiveness of $557,977, offset by recurring interest expense.

Interest expense was $168,440 for the yearend June 30, 2023 compared to interest expense of $205,815 for the same period ending June 30, 2022 because of the reduction in notes payable during the year.

Net Loss

During the year ended June 30, 2023 we incurred a net loss of $585,209, compared to a net profit of $955,695 for the year ended June 30, 2022.

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

At June 30, 2023 we had $445,721 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year Ended June 30,
	2023	2022
Net cash provided (used) in operating activities	$322,592	$(317,394)
Net cash used in investing activities	$-	$-
Net cash (used) provided by financing activities	$(344,116)	$-
Net change in cash and cash equivalents	$78,476	$(317,394)

As of June 30, 2023, we had $445,721 in cash and cash equivalents and a working capital deficit of $2,018,527. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,435,698 was funded by equity financing. During the year ended June 30, 2021 we raised gross proceeds of $557,977 in cash proceeds through government supported disaster relief programs and this was loan was forgiven during fiscal 2022

During the year ended June 30, 2023, net cash provided from operations was $422,592 compared to net cash used from operations of $317,394 for the same period ending June 30, 2022. The difference is primarily because of the lower net loss from operations realized in fiscal year 2023.

During the year ended June 30, 2023 and 2022, we did not use any cash for investing activities.

Net cash flow used for financing activities for the year ended June 30, 2023 was $344,116 compared to no cash used for financing activities during the same period in 2022.

Our increase in cash and cash equivalents for the year ended June 30, 2023, was primarily net cash provided from operating activities.

During the year ended June 30, 2023, our monthly cash requirements to fund our operating activities, was approximately $40,000, compared to approximately $85,000 during the year ended June 30, 2022. In the absence of the continued sale of our common and preferred stock or advances from related parties, our cash of 445,721 as of June 30, 2023 is insufficient to cover our current monthly burn rate for the next twelve months.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting in order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review; and

(iii)	technical accounting support for complex debt and preferred stock transactions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

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

(iii)

Management has implemented new controls to allow one individual in accounting to access systems, contracts, payments and other critical accounting software.  C Level executives and the Director of Customer Service have view only access to conduct monthly audits of all accounting transactions.  We have also implemented dual approval on all AP transactions and monthly audits are conducted on all contracts that are written.

Management believes that despite our material weaknesses set forth above, our financial statements for years ended June 30, 2023 and 2022 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since

Kurt Rossner	54	Chairman, Chief Executive Officer and President	March 23, 2017
Mark Breen	51	Chief Financial Officer and Director	March 23, 2017
Michael Goerner	54	Treasurer, Chief Technology Officer and Director	March 23, 2017
Jeff Rudolph	62	Director	October 15, 2018
Kristin Baca	53	Director	October 15, 2018

Kurt Rossner, 54, Co-Founder, Chairman and Chief Executive Officer

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

Mark Breen, 51, Co-Founder, Director and Chief Financial Officer

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

Michael Goerner, 54, Co-Founder, Director and Chief Technology Officer

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

Jeff Rudolph, 62, Director

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

Kristin Baca, 53, Director

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

Audit Committee

Our Audit Committee is primarily concerned with the effectiveness of our accounting policies and practices, our financial reporting and our internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of our books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met three times during the year ended June 30, 2023.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the fiscal years ended June 30, 2023, 2022 and 2021.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total Compensation

Kurt Rossner Chief Executive Officer and Director	2023	120,000	-	-		-	-	-	120,000
	2022	112,000	-	-	120,000	-	-	-	232,000
	2021	124,000	-	-	-	-	-	-	124,000

Mark Breen Chief Financial Officer, Director	2023	120,000	-	-	-	-	-	--	120,000
	2022	112,000	-	-	120,000	-	-	--	232,000
	2021	124,000	-	-	-	-	-	-	124,000

Micheal Goener, Treasurer, Director	2023	120,000	-	-	-	-	-	-	120,000
	2022	112,000	-	-	120,000	-	-	-	232,000
	2021	124,000	-	-	-	-	-	-	124,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 30, 2023 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2023, there were 99,428,575 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of June 30, 2023.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Kurt Rossner (3)	11,250,012	12.1%
Mark Breen (3)	11,250,012	12.1%
Michael Goerner (3)	11,250,012	12.1%
Jeffrey Rudolph	869,322	*
Kristin Baca	153,662	*
All officers and directors as a group (five persons) 5% Beneficial Owners:	34,773,020	35.0%
Anson Investments Master Fund LP(4)	14,999,999	15.1%
Hudson Bay Master Fund LTD(5)	14,999,999	15.1%

__________

*	less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is our company’s address.

(2)

Applicable percentage ownership is based on 99,428,375 shares of common stock outstanding as of June 30, 2023 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2023, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2023, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended June 30, 2023 and 2022, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2023 ($)	Year Ended June 30, 2022 ($)
Audit fees	$55,100	$55,100
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$55,100	$55,100

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2023.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: September 28, 2023	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Kurt Rossner	Chief Executive Officer, Director	September 28, 2023
Kurt Rossner	(Principal Executive Officer)

/s/ Mark Breen	Chief Financial Officer, Director	September 28, 2023
Mark Breen	(Principal Financial and Accounting Officer)

/s/ Michael Goerner	Chief Technology Officer, Director	September 28, 2023
Michael Goerner

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Leafbuyer Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leafbuyer Technologies, Inc. as of June 30, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ BF Borgers CPA PC

BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2017

Lakewood, CO

September 28, 2023

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$445,721	$367,245
Accounts receivable (net of allowance for doubtful accounts of $0 and $14,037, respectively)	135,476	29,085
Prepaid expenses and other current assets	29,268	23,109
Total current assets	610,465	419,439
Noncurrent assets:
Fixed assets and intangible assets, net	1,225,034	1,949,479
Total assets	$1,835,499	$2,368,918

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$308,840	$360,936
Accrued liabilities	1,165,815	1,178,030
Deferred revenue	10,029	12,697
Debt, related party (Note 9)	107,817	325,000
Debt, current	1,036,491	1,404,802
Total current liabilities	2,628,992	3,281,465
Debt, non current	485,378	500,000
Total liabilities	3,114,370	3,781,465

Commitments and contingencies (Note 6)

Equity:
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at June 30, 2023 and June 30, 2022, respectively	324	324

Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at June 30, 2023 and June 30, 2022, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 99,428,575 shares issued and outstanding at June 30, 2023 and 93,316,288 shares issued and outstanding at June 30, 2022	99,428	93,315
Additional paid in capital	23,057,067	22,344,293
Accumulated deficit	(24,435,698)	(23,850,487)
Total equity (deficit)	(1,278,871)	(1,412,547)
Total liabilities and equity	$1,835,499	$2,368,918

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years Ended June 30,
	2023	2022

Revenue	$5,090,846	$3,807,053
Cost of revenue	2,842,786	2,713,676
Gross profit	2,248,060	1,093,377

Operating expenses:
Selling expenses	717,270	774,468
General and administrative	1,951,013	1,923,845
Total operating expenses	2,668,283	2,698,313

Loss from operations	(420,221)	(1,604,936)

Interest expense	(168,440)	(205,815)
Unrealized gain (loss) on derivative	-	2,208,469
Forgiveness of PPP loan		557,977
Other Income	3,452	-
Other income / (expense)	(164,988)	2,560,631

Net (loss) income	$(585,211)	$955,695

Earnings (loss) per common share:
Basic	$-	$0.01
Fully diluted		$0.01

Weighted average common shares outstanding:
Basic	95,923,444	91,377,253
Fully diluted		143,085,818

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(585,211)	$955,695
Adjustments to reconcile net (loss) income to net cash used in operating activities
Default interest added to convertible promissory note	30,420	93,354
Stock based compensation	432,467	369,655
Stock issued for services		93,354
Forgiveness of PPP loan		(557,977)
Loss (gain) on derivative liability		(2,208,469)
Depreciation/amortization expense	724,445	724,445
Changes in assets and liabilities:
Accounts receivable	(106,391)	2,389
Prepaid expenses and other	(6,159)	(8,957)
Accounts payable and accrued liabilities	(52,096)	147,471
Accrued liabilities	(14,883)	165,000
Net cash from (used) in operating activities	422,592	(317,394)

Cash flows from investing activities:
Capitalized Software	-	-
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of stock	-	-
Proceeds from issuance of related party debt	-	-
Repayment of debt	(344,116)	-
Net cash (used) provided by financing activities	-	-

Net change in cash and cash equivalents	78,476	(317,394)
Cash and cash equivalents, beginning of period	367,245	684,639
Cash and cash equivalents, end of period	$445,721	$367,245

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Issuance of common stock for conversion of notes payable and accrued interest	$-	$-

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Equity

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

Balance, June 30, 2021	324,325	324	7,567	$8	89,318,160	$89,318	$17,492,410	$(24,806,182)	$(7,224,121)

Stock based compensation for employees	-	-	-	-			194,121	-	194,121
Issuance of Common Stock for employee Compensation	-	-			1,502,989	1,502	91,852		93,354
Issuance of common stock for services	-	-	-	-	2,495,139	2,495	173,040	-	175,535
Bifurcated Derivatives PS A	-	-					4,392,870		4,392,870
Net Income	-	-	-	-	-	-	-	955,695	955,695
Balance. June 30, 2022	324,325	324	7,567	$8	93,316,288	$93,315	$22,344,293	$(23,850,487)	$(1,412,547)

Stock based compensation for employees	-	-	-	-			360,105	-	360,105
Issuance of common stock for employee Compensation	-	-			640,000	640	29,780		30,420
Issuance of common stock for services	-	-	-	-	1,472,387	1,473	70,889	-	72,362
Bifurcated Derivatives PS A					4,000,000	4,000	252,000		256,000
Net loss	-	-	-	-	-	-	-	(585,211)	(585,211)
Balance, June 30, 2023	324,325	324	7,567	$8	99,428,575	$99,428	$23,057,067	$(24,425,698)	$(1,278,871)

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Notes to Consolidated Financial Statements

Note 1 — Description of Business

Description of Business

Leafbuyer Technologies, Inc. (the “Company”)  was founded in 2012 by a group of technology and industry veterans and provides online resources for cannabis deals and specials. Our headquarters is located in Greenwood Village, Colorado.

The Company has evolved and grown as a listing website to a comprehensive marketing technology platform. Our clients, medical and recreational dispensaries in legalized cannabis states, along with cannabis product companies subscribe to our technology platform to assist in new customer acquisition and provide retention tools that include texting/loyalty and order ahead technology.

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

Going Concern

As of June 30, 2023, we had $445,721 in cash and cash equivalents and a working capital deficit of $2,018,527. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,435,698 was funded by equity financing and we reported a net loss from operations of $585,209 for the year ended June 30, 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

Reclassifications

Certain reclassifications have been made to the financial statements as of and for the year ended June 30, 2022 to conform to the presentation as of and for the year ended June 30, 2023.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit, and short-term liquid investments with original maturities of three months or less when purchased. As of June 30, 2022 and 2021, the Company did not hold any cash equivalents. The Federal Deposit Insurance Corporation provides coverage for all accounts of up to $250,000. As of June 30, 2023, the Company had $195,721 in excess of federally insured limits.

Accounts Receivable, Net

Accounts receivables are stated at the amount management expects to collect. An allowance for doubtful accounts is recorded, as a charge to bad debt expense, where collection is considered to be doubtful due to credit issues. These allowances together reflect the Company’s estimate of potential losses inherent in accounts receivable balances, based on historical loss and known factors impacting its customers. The Company does not accrue interest on past due receivables.

Internal Use Software

The Company capitalizes certain development costs related to upgrades and enhancements to its cloud commerce platform when it is probable the expenditures will result in additional functionality. Such development costs are capitalized when the preliminary project stage is completed, and it is probable that the project will be completed, and the software will be used to perform the function intended. These capitalized costs include external direct costs of services consumed in developing or obtaining internal-use software and personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs cease once the project is substantially complete and the software is ready for its intended purpose. Post configuration training and maintenance costs are expensed as incurred. Capitalized internal use software costs are recorded as part of fixed assets and intangible assets and amortized using a straight-line method, over the estimated useful life of the software, generally three to seven years, commencing when the software is ready for its intended use.

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of June 30, 2023 and 2022, there were no impairments of long-lived assets.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the year ended June 30, 2023. For the year ended June 30, 2022 warrants of 29,119,893, stock options vested as of the end of the period of 7,471,867 and Convertible Debt into 13,996,800 shares would have been included in the fully diluted weighted average calculation.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. As of June 30, 2023, the Company had approximately $18,000,000 of net operating loss carry forward that was unrecognized tax benefits.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2023, other than as disclosed in Note 6.

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

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following:

	June 30, 2023	June 30, 2022

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(3,258,691)	(2,534,246)
Property and equipment, net	$1,225,034	$1,949,479

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the 2018 agreement. During the year ended June 30, 2023 and June 30, 2022 the Company capitalized $0, respectively of software enhancements.

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $724,445 during the year ended June 30, 2023 and for the same period ended 2022 amortization expenses was $724,445. Amortization expense for the next five years is as follows:

2024	$724,445
2025	500,589

Total Unamortized Expense	$1,225,034

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2023. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2023.

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

Issuance of Common Stock

During the year ended June 30, 2023, the Company issued 640,000 to members of the board of directors for services rendered. These shares were valued at fair market value of $30,420 and expensed in the accompanying Consolidated Statement of Operations.

During the year ended June 30, 2023 the Company issued 1,472,287 shares of common stock to employees. These shares were valued at fair market value of $72,362 and expensed in the accompanying Consolidated Statement of Operations.

During the year ended June 30, 2022 the Company issued 927,517 to members of the board of directors for services rendered. These shares were valued at fair market value of $63,854 and expensed in the accompanying Consolidated Statement of Operations.

During the year ended June 30, 2022 the Company issued 1,705,282 to vendors for services rendered. These shares were valued at fair market value of $135,400 and expensed in the accompanying Consolidated Statement of Operations.

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $246,904, accruing at 12% at June 30, 2023, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of June 30, 2023, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $355,834.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of June 30, 2023, the total unpaid principal and interest is approximately $343,417.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments (“the Notes”). The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. The remaining principal of $90,125 is in default and payable upon demand. As of June 30, 2023, the total unpaid principal and interest is approximately $350,221.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 of the promissory note balance. The note is in default and due upon demand and the interest rate was increased to 12%. As of June 30, 2023, the total unpaid principal and interest is approximately $152,363.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 of the promissory note balance. The note is in default and the interest rate increased to 12%. As of June 30, 2022, the total unpaid principal and interest is approximately $13,134.

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

The Company recognized $205,814 and $205,814 of interest expense for the years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, accrued interest on the above notes was $552,451 and $552,451, respectively. The weighted average interest rates as of June 30, 2023 and 2022 was 5.13% and 5.13%.

Notes payable and long-term debt outstanding as of June 30, 2023 and 2022 are summarized below:

	Maturity Date		June 30, 2023	June 30, 2022
12% $150,000 Note Payable, net of unamortized discount of $0 and $14,320, respectively	Due on Demand		$150,000	$150,000
10% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $28,589, respectively	Due on Demand		109,000	440,000
10% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $14,295, respectively	Due on Demand		220,000	220,000
7% $213,333 Convertible Note Payable, net of unamortized discount of $28,492 and $153,786, respectively	Due on Demand		214,802	244,802
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $21,911 respectively	Due on Demand		100,000	300,000
8% $50,000 Related Party Note Payable	Due on Demand		7,817	25,000
5% Note Payable	Due on Demand	(1)	350,000	350,000
1% PPP #2 Note Payable	May 29, 2022		-	557,977
3.75% SBA EIDL Note Payable	April 30, 2050		478,067	500,000
Total notes payable			1,629,686	2,229,802
Less current portion of notes payable			1,151,619	1,729,802
Notes payable, less current portion			$478,067	$500,000

__________

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of June 30, 2023, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

The average fair value of stock options granted was estimated to be $0.14 and $0.07 per share for the period ended June 30, 2023 and June 30, 2022. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2023	2022

Expected option life (years)	2-4	2 - 4
Expected stock price volatility	227 to 254%	227 to 254%
Expected dividend yield	-	—
Risk-free interest rate	0.44 to 0.54%	0.44 to 0.54%

A summary of option activity under the employee share option plan as of June 30, 2022 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2022	15,832,062	$0.06
Granted	2,500,000	$0.04
Exercised, converted	(558,062)	$0.00
Forfeited / exchanged / modification	-	$0.11
Outstanding at June 30, 2023	17,774,000	$0.06	0.5	$-
Exercisable at June 30, 2023	5,330,411	$0.11	2.0

Number of options available for grant at end of period	426,870

A summary of the status of the Company’s nonvested shares as of June 30, 2023, and changes during the year ended June 30, 2023, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2022	13,450,170	$0.11
Granted	2,500,000	$0.04
Vested	(15,287,562)	$0.07
Forfeited	-	$0.07
Nonvested at June 30, 2023	662,608	$0.11

Stock-based compensation expense attributable to stock options was approximately $360,104 for the year ended June 30, 2023. As of June 30, 2023, there was approximately $328,200 of unrecognized compensation expense related to 13,450,170 nonvested stock options outstanding, and the weighted average vesting period for those options was 1.0 years.

Warrants

At June 30, 202, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - SEDA Financing	86,957	-	$1.15
Warrants - Issued with Convertible Notes	600,000	0.23	$0.75
Warrants - Securities Purchase Agreement	360,577	1.02	$0.78
Warrants A - Securities Purchase Agreement	28,072,364	1.02	$0.16
Total	29,119,898
Aggregate intrinsic value at June 30, 2023	$0

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

Note 10 — Leases

On January 1, 2023 the Company extended its Denver Colorado headquarter lease for 12 months through December 31, 2023. During the past fiscal year a majority of the Company’s employee have been working remotely and the Company does not know if they will continue to keep this location or relocate to a small facility. Therefore, in accordance with ASC 842 the Company will not record an operating right of use asset and operating lease liability because of the short term nature of this amendment. The Company will recognize lease expense on a monthly basis through the life of this lease of approximately $51,786.

Note 11 — Subsequent Events

The Company has evaluated subsequent events through September 28, 2023 and has not identified any other items requiring additional disclosure.

