Form 10-Q
period 2023-09-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2023-11-15
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of November 14, 2023 was 99,428,575

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

The unaudited interim condensed consolidated financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED CONSOLDIATED BALANCE SHEETS

	September 30, 2023	June 30, 2023

ASSETS
Current assets:
Cash and cash equivalents	$202,931	$445,721
Accounts receivable (net of allowance for doubtful accounts of $49,982 and $14,037, respectively,)	127,200	135,476
Prepaid expenses and other current assets	15,732	29,268
Total current assets	345,863	610,465
Noncurrent assets:
Fixed assets and intangible assets, net	1,043,922	1,225,034
Total assets	$1,389,785	$1,835,499

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$312,053	$308,840
Accrued liabilities	1,089,327	1,165,815
Deferred revenue	7,012	10,029
Debt, related party (Note 9)	107,817	107,817
Debt	993,802	1,036,491
Total current liabilities	2,510,011	2,628,992
Debt, net of current portion	470,756	485,378
Total liabilities	2,980,767	3,114,370

Commitments and contingencies (Note 6)	-	-

Stockholders’ Equity (Deficit):
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	324	324
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at September 30, 2023 and June 30, 2023, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 99,428,575 shares issued and outstanding at September 30, 2023 and 99,428,575 shares issued and outstanding at June 30, 2023	99,428	99,428
Additional paid in capital	23,143,554	23,057,067
Accumulated deficit	(24,834,296)	(24,435,698)
Total stockholders’ equity (deficit)	(1,590,982)	(1,278,871)
Total liabilities and stockholders’ equity (deficit)	$1,389,785	$1,835,499

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended September 30,
	2023	2022

Revenue	$1,169,622	$1,128,665
Cost of sales	813,344	652,520
Gross profit	356,278	476,145

Operating expenses:
Selling expenses	196,371	161,314
General and administrative	249,504	163,163
Personnel expenses	184,926	188,210
Stock based compensation expense	86,486	122,449
Total operating expenses	717,287	635,136

Loss from operations	(361,009)	(158,991)

Interest expense	(37,624)	(51,027)
Unrealized gain (loss) on derivative	-	-
Forgiveness of PPP loan	-	-
Other Income	35	46
Net income	$(398,598)	$(209,972)

Earnings per common share:
Basic	$0.00	$0.00
Fully diluted	0.00	0.00

Weighted average common shares outstanding:
Basic	99,428,575	94,040,463
Fully diluted	151,137,140	145,749,028

See accompanying notes to condensed consolidated financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2022	324,325	$324	7,567	$8	93,316,288	$93,315	$22,344,293	$(23,850,489)	$(1,412,547)

Stock based compensation	-	-	-	-	-	-	88,211	-	88,211

Issuance of common stock for vendor payments	-	-	-	-	600,000	600	27,900	-	28,500

Issuance of common stock as employee compensation	-	-	-	-	698,735	699	33,539	-	34,238

Net gain	-	-	-	-	-	-	-	(209,972)	(209,972)

Balance, September 30, 2022	324,325	$324	7,567	$8	94,615,023	$94,614	$22,493,943	$(24,060,461)	$(1,471,572)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total
Balance, June 30, 2023	324,325	$324	7,567	$8	99,428,575	$99,428	$23,057,067	$(24,425,698)	$(1,278,871)

Stock based compensation	-	-	-	-			86,487		86,487

Issuance of common stock for vendor payments	-	-	-	-

Issuance of common stock as employee compensation	-	-	-	-

Net loss	-	-	-	-				(398,598)	(398,598)

Balance, September 30, 2023	324,325	$324	7,567	$8	99,428,575	$99,428	$23,143,554	$(24,834,296)	$(1,590,982)

See accompanying notes to condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(398,598)	$(209,972)
Adjustments to reconcile net income to net cash used in operating activities:
Stock based compensation	86,487	122,449
Stock for services	-	28,500
Amortization of note payable discount	-	-
Loss (gain) on derivative liability	-	-
Forgiveness of PPP loan	-	-
Depreciation and amortization	181,112	181,111
Changes in assets and liabilities:
Accounts receivable	8,276	2,488
Prepaid expenses and other	13,536	8,376
Accounts payable	3,213	(42,048)
Accrued liabilities	(79,505)	(124,495)
Net cash used in operating activities	(185,479)	(33,591)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Repayment of Debt	(57,311)	(108,333)
Net cash provided by financing activities	(57,311)	(108,333)

Net change in cash and cash equivalents	(242,790)	(141,924)
Cash and cash equivalents, beginning of period	445,721	367,245
Cash and cash equivalents, end of period	$202,931	$225,321

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$-	$28,500

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

Basis of Presentation

The accompanying condensed consolidated balance sheet as of September 30, 2023, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As of September 30, 2023, we had $202,931 in cash and cash equivalents and a working capital deficit of $2,164,148. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,435,698 was funded by debt and equity financing and we reported a net loss from operations of $398,598 for the three months ended September 30, 2023. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2023 Form 10-K. During the three months ended September 30, 2023, there were no significant changes made to the Company’s significant accounting policies

Use of Estimates

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the quarter ended September 30, 2023 and September 30,2022.

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

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following

	September 30, 2023	June 30, 2023

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(3,438,302)	(3,258,691)
Property and equipment, net	$1,043,922	$1,225,034

On November 6, 2018, the Company acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, where the Company acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity will be dissolved in the transition and the Loyalty Software will be assumed by the Company. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of common stock and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. The additional consideration for future developments will be evaluated and considered enhancements which will either be capitalized to the software or expensed as research and development costs. During the year ended June 30, 2020 additional Incentive Shares of 366,667 for a value of $262,500 was issued to shareholders of GTI as final settlement of the 2018 agreement. Since the period ended September 30, 2021 there has been no software capitalized.

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

Amortization expense, recorded as cost of revenue, related to internal use software totaled $181,112 during the three months ended September 30, 2023 and for the same period ended 2022 amortization expenses was $181,111. Amortization expense for the next five years is as follows:

2024	$724,445
2025	319,478
Total Unamortized Expense	$1,043,922

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of September 30, 2023. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of September 30, 2023.

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

Note 5 — Debt

During February 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The note has an original issue discount of $18,000 that is being amortized to interest expense over the term of the note. The loan maturity date was extended to August 8, 2019, the discount is fully amortized and total unpaid principal and interest is approximately $251,392, accruing at 12% at September 30, 2023, and is payable upon demand.

On September 21, 2018, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note will be amortized over the life of the Convertible Note and have an interest rate of 10%. The Convertible Note has a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Convertible Note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market. In addition, the Company issued five-year warrants to purchase up to 200,000 common shares of the Company’s common stock at a price of $0.75 per share. The value assigned to the warrants of $125,723 has been fully amortized. The cash for this Convertible Note was received prior to September 30, 2018. As of September 30, 2023, the Convertible Note is payable upon demand and total unpaid principal and interest outstanding is approximately $269,402.

On September 21, 2018, the Company entered several promissory notes with various investors of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Notes”), the discount of the Notes will be amortized over the life of the Note and have an interest rate of 10%. The Notes have a twelve-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in six equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months. If the Company defaults on the Notes, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market price. In addition, the Company issued five-year warrants to purchase up to 200,000 of the Company’s common shares at a price of $0.75 per share. The cash for these Notes was received prior to September 30, 2018. The value assigned to the warrants of $62,862 has been fully amortized. In March 2020, $220,000 of the 2018 Notes have been fully extinguished and the remaining $220,000 is in default and payable upon demand. As of September 30, 2023, the total unpaid principal and interest is approximately $345,611.

During the year ended June 30, 2019, the Company entered into several promissory notes with various investors of the Company with a face value of $960,000 in exchange for a total of $900,000 cash payments. The Notes have a beneficial conversion feature valued at $839,378, which is recorded as a discount. The total discount on the Notes will be amortized over the life of the Notes and recorded as interest expense. The notes have an interest rate of 7% and have an eighteen-month term with no payment required for the initial six months; after six months, the Company will repay the investors interest and principal in twelve equal installments. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share at any time after the Original Issue Date. In March 2020, the Company did not make its required principal and interest payment which put the Notes in default. The interest rate increased to 15% and at the investors’ option, the principal and interest can be converted into the Company common stock at a 20% discount to the then current market price. The beneficial ownership value assigned to the conversion feature of $801,741 has been fully amortized. As of March 31, 2020, $533,000 of the 2019 Notes have been fully extinguished as $402,000 of debt repayment and the issuance of common stock valued at $131,000. On January 25, 2021, $300,000 of the 2019 Notes have been fully extinguished with the issuance of 4,000,000 of common stock at a price of $0.075 per share. The remaining principal of $90,125 is in default and payable upon demand. As of September 30, 2023, the total unpaid principal and interest is approximately $376,657.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the promissory note balance. The note is in default and due upon demand and the interest rate was increased to 12%. As of September 30, 2023, the total unpaid principal and interest is approximately $147,322.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 9) with a face value of $50,000. In January 2021, the Company repaid $25,000 and in July 2022 repaid $8,333 of the promissory note balance. The note is in default and the interest rate increased to 12%. As of September 30, 2023, the total unpaid principal and interest is approximately $12,732.

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

The Company recognized 37,624 and 51,027 of interest expense for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and 2022, accrued interest on the above notes was $746,980 and $603,639, respectively. The weighted average interest rates as of September 30, 2023 and 2022 was 5.49% and 6.47%.

Notes payable and long-term debt outstanding as of September 30, 2023 and June 30, 2023 are summarized below:

	Maturity Date	September 30, 2023	June 30, 2023
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
12% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	29,000	79,000
12% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000

7% $213,333 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	244,802	244,802
8% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $0 respectively	Due on Demand	100,000	100,000
8% $50,000 Related Party Note Payable	Due on Demand	7,817	7,817
5% Note Payable	Due on Demand (1)	350,000	350,000
		-	-
3.75% SBA EIDL Note Payable	April 30, 2050	470,756	478,067
Total notes payable		1,572,375	1,629,686
Less current portion of notes payable		1,101,619	1,144,108
Notes payable, net of current portion		$470,756	$485,378

(1) The Company entered two promissory notes with an investor of the Company in the amount of $350,000. The investor had agreed to convert the loan into 437,500 shares of common stock in 2018. The Company has not issued these shares to the investor and booked the notes as a short-term loan. This loan is considered payable upon demand.

Note 6 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of September 30, 2023, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

The average fair value of stock options granted was estimated to be $0.14 and $0.07. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions for the three months ended September 30, 2023:

Expected option life (years)	2-4
Expected stock price volatility	227 to 258%
Expected dividend yield	-
Risk-free interest rate	0.44 to 0.54%

A summary of option activity under the employee share option pan as of September 30, 2023 and changes during the year then ended is presented below.

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2023	17,774,000	$0.06
Granted	-	$0.00
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	-	$0.00
Outstanding at September 30, 2023	17,774,000	$0.06	0.5	$-
Exercisable at September 30, 2023	5,330,411	$0.11	2.0

Number of options available for grant at end of period	426,870

A summary of the status of the Company’s nonvested shares as of September 30, 2023, and changes during the year quarter September 30, 2023, is presented below:

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2023	662,608	$0.11
Granted	0	$0.00
Vested	-	$0.00
Forfeited	-	$0.00
Nonvested at September 30, 2023	662,608	$0.11

Stock-based compensation expense attributable to stock options was approximately $86,487 for the quarter ended September 30, 2023. As of September 30, 2023, there was approximately $241,713 of unrecognized compensation expense related to 13,450,170 nonvested stock options outstanding, and the weighted average vesting period for those options was 1 year.

Warrants

At September 30, 2023, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants A - Securities Purchase Agreement	28,072,364	0.75	$0.17
Total	28,072,364
Aggregate intrinsic value at September 30, 2023	$0

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

Our unaudited interim condensed consolidated financial statements for the three months ended September 30, 2023 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending September 30, 2023. Our unaudited consolidated financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2023, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended September 30, 2023 and 2022

	Three months Ended September 30,
	2023	2022	Change	%
Revenue	$1,169,622	$1,128,665	$37,939	3%
Cost of revenue	813,344	652,520	160,824	25%
Gross profit	356,278	476,145	(122,885)	(26)%

Total operating expenses	717,287	635,136	24,906	4%

Gain (loss) on derivative liability	-	-
Gain of PPP Forgiveness	-	-
Interest expense & other income	(37,589)	(50,981)	(13,392)	(26)%

Net income	$(398,598)	$(209,972)	$(134,399)	(64)%

Revenues

During the three months ended September 30, 2023, we generated $1.17 million of revenues, compared to revenues of $1.13 million during the three months ended September 30, 2022. The slight increase was primarily due to the additional text services.

Gross Profit

Gross profit decreased to $356,278 for the period ended September 30, 2023 which was an decrease over the same period ended September 30, 2022 of 119,867. Gross profit as a percentage of revenue decreased from 42% to 30% for because of the $100k of additional cost for text services.

Expenses

During the three months ended September 30, 2023, we incurred total operating expenses of $717,287 compared to $635,136 for the same period ending in 2022. The 13% increase in operating costs is primarily because of a one-time recruiting fee and increase computer and internet fees.

Interest expense was $37,624 for the three months ended September 30, 20232 compared to interest expense of $51,027 for the same period ending September 30, 2022, because of the reduction in notes payable during the year.

Net Income

During the three months ended September 30, 2023 we realized a net loss of $398,598, compared to a net loss of $209,972 for the three months ended September 30, 2022.

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

At September 30, 2023 we had $202,931 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three months Ended September,
	2023	2022
Net cash used in operating activities	$(185,479)	$(33,591)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$(57,311)	$(108,333)

As of September 30, 2023, we had $202,931 in cash and cash equivalents and a working capital deficit of $2,164,148. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,834,296 was funded by equity financing and we reported a net loss from operations of $398,598 for the three months ended September 30, 2023. During the three months ending September 30, 2023, we did not raise or expended any monies through financing activities, and we did not expend any monies through investing activities (acquiring assets).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2023 and June 30, 2023.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our June 30, 2023 form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our unaudited condensed consolidated interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s consolidated financial statements included in the Company’s June 30, 2023 Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management. Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: November 14, 2023	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

