Form 10-Q
period 2024-03-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2024-09-20
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of September 20, 2024 was 100,071,075

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

The unaudited interim condensed financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED BALANCE SHEETS

	March 31, 2024	June 30, 2023

ASSETS
Current assets:
Cash and cash equivalents	$155,942	$445,721
Accounts receivable (net of allowance for doubtful accounts of $49,982 and $49,982, respectively)	194,420	135,476
Prepaid expenses and other current assets	21,000	29,268
Total current assets	371,362	610,465
Noncurrent assets:
Fixed assets and intangible assets, net	681,700	1,225,034
Total assets	$1,053,062	$1,835,499

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$227,769	$308,840
Accrued liabilities	1,074,524	1,165,815
Deferred revenue	14,252	10,029
Debt, related party (Note 10)	172,817	107,817
Debt	893,802	1,043,802
Total current liabilities	2,383,164	2,636,303
Debt, net of current portion	456,134	478,067
Total liabilities	2,839,298	3,114,370

Commitments and contingencies (Note 7)	-	-

Stockholders’ Deficit:
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	324	324
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized
Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at March 31, 2024 and June 30, 2023, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 100,071,075 shares issued and outstanding at March 31, 2024 and 99,428,575 shares issued and outstanding at June 30, 2023	100,070	99,428
Additional paid in capital (“APIC”)	23,339,320	23,057,067
Accumulated deficit	(25,225,958)	(24,435,698)
Total stockholders’ deficit	(1,786,236)	(1,278,871)
Total liabilities and stockholders’ deficit	$1,053,062	$1,835,499

See accompanying notes to condensed unaudited financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended March 31,		Nine months Ended March 31,
	2024	2023	2024	2023

Revenue	$1,496,714	$1,286,132	$4,100,467	$3,763,207
Cost of sales	933,663	769,701	2,732,473	2,059,325
Gross profit	563,051	516,431	1,367,994	1,703,882

Operating expenses:
Selling expenses	227,328	177,812	605,078	509,198
General and administrative	170,759	154,487	595,000	543,231
Personnel expenses	197,514	210,827	585,584	594,671
Stock based compensation expense	106,882	108,395	279,855	345,981
Total operating expenses	702,483	651,521	2,065,517	1,993,081

Loss from operations	(139,432)	(135,090)	(697,523)	(289,199)

Interest expense	(32,217)	(35,410)	(92,785)	(130,544)
Other Income	-	42	48	3,423
Net loss	$(171,649)	$(170,458)	$(790,260)	$(416,320)

Earnings per common share:
Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:
Basic	99,944,894	95,356,353	99,599,430	95,428,575

See accompanying notes to condensed unaudited financial statements

LEAFBUYER TECHNOLOGIES, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Accumulated Deficit	Total
Balance, June 30, 2022	324,325	$324	7,567	$8	93,316,288	$93,315	$22,344,293	$(23,850,040)	$(1,412,547)

Stock based compensation	-	-	-	-	-	-	273,619	-	273,619

Issuance of common stock for vendor payments	-	-	-	-	640,000	640	29,780	-	30,420

Issuance of common stock as employee compensation	-	-	-	-	1,472,287	1,473	70,889	-	72,362

Net loss	-	-	-	-	-	-	-	(416,320)	(416,320)

Balance, March 31, 2023	324,325	$324	7,567	$8	95,428,575	$95,428	$22,718,581	$(24,266,360)	$(1,452,466)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Accumulated Deficit	Total
Balance, June 30, 2023	324,325	$324	7,567	$8	99,428,575	$99,428	$23,057,067	$(24,435,698)	$(1,278,871)

Stock based compensation	-	-	-	-			256,793		256,793

Issuance of common stock for vendor payments	-	-	-	-	80,000	80	2,960		3,040

Issuance of common stock as employee compensation	-	-	-	-	562,500	562	22,500		23,062

Net loss	-	-	-	-				(790,260)	(790,260)

Balance, March 31, 2024	324,325	$324	7,567	$8	100,071,075	$100,070	$23,339,320	$(25,225,958)	$(1,786,236)

See accompanying notes to condensed unaudited financial statements.

LEAFBUYER TECHNOLOGIES INC.
CONDENSED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(790,260)	$(416,320)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Stock based compensation	279,855	345,981
Stock for services	3,040	30,420
Amortization	543,334	543,334
Changes in assets and liabilities:
Accounts receivable	(58,944)	(35,925)
Prepaid expenses and other	8,268	(4,276)
Accounts payable	(81,071)	(76,840)
Accrued liabilities	(87,068)	(56,881)
Net cash (used in)/provided by operating activities	(182,846)	329,493

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from Debt	65,000	-
Repayment of Debt	(171,933)	(261,805)
Net cash used in financing activities	(106,933)	(261,805)

Net change in cash and cash equivalents	(289,779)	67,688
Cash and cash equivalents, beginning of period	445,721	367,245
Cash and cash equivalents, end of period	$155,942	$434,933

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Supplemental information for non-cash investing and financing activities:
Issuance of common stock for vendor payments	$3,040	$30,420

See accompanying notes to condensed unaudited financial statements.

LEAFBUYER TECHNOLOGIES INC.

Notes to Unaudited Condensed Financial Statements

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

Basis of Presentation

The accompanying condensed balance sheet as of March 31, 2024, has been derived from audited financial statements. The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As of March 31, 2024, we had $155,942 in cash and cash equivalents and a working capital deficit of $2,011,802. We are dependent on funds raised through equity financing. Our accumulated deficit through March 31, 2024 of $25,225,958 was funded by debt and equity financing and we reported a net loss from operations of $697,253 for the nine months ended March 31, 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed financial statements include the accounts of the Company and its wholly owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 “Summary of Significant Accounting Policies,” in the Company’s financial statements included in the Company’s June 30, 2023 Form 10-K. During the nine months ended March 31, 2024, there were no significant changes made to the Company’s significant accounting policies.

Use of Estimates

Management uses estimates and assumptions in preparing these condensed financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Examples of estimates include loss contingencies; useful lives of our tangible and intangible assets; allowances for doubtful accounts; and stock-based compensation forfeiture rates. Examples of assumptions include: the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns. Actual results could differ from those estimates.

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the quarter ended March 31, 2024.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts Receivable from services are short-term nature of the Company’s receivables, where payment terms are typically 30 days. Receivables more than 90 days past due are considered delinquent. Delinquent receivables are evaluated and may be written off based on individual credit evaluation and specific circumstances of the customer.

The Company’s allowance for credit losses considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay. At each balance sheet date, all potentially uncollectable accounts are assessed individually for the purpose of determining the appropriate provision for doubtful accounts. Management has elected to use a credit risk-based, pool-level segmentation framework to calculate the expected loss rate. Management evaluates its experience with historical losses and then applies the historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market, or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be collectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to contract receivables. The Company’s allowance for doubtful accounts was $49,982 as of March 31, 2024 and $49,982 as of June 30, 2023. At March 31, 2024 and June 30, 2023, the Company has not incurred any material credit losses.

Leases

The Company accounts for leases in accordance with ASC 842, Leases (“ASC 842”). At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease.

Leases with an initial expected term of 12 months or less are not recorded in the Company's balance sheets and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. See Note 11.

Fixed Assets and Intangible Assets

Fixed assets are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives of five years. Intangible assets represent software costs are were capitalized at the time of acquisition and implementation and enhancement costs during the first 2 year and are depreciated on a straight-line basis over their estimated useful lives of five to seven years. Maintenance and repairs are charged to expense as incurred.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification, or ASC, 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

The Company recognizes revenue from each customer contract to provide access to the technology platform for a certain period of time (typically monthly) on dates determined by the customer per order requests received by the Company.

The Company had accounts receivable, net of $194,420 and $135,476 on March 31, 2024 and June 30, 2023, respectively.

Deferred Revenue represents an obligation to provide access to our technology platform to a customer for consideration we have already received from the customer but not yet earned by the Company.

Deferred Revenue as of June 30, 2023	$10,029
Revenue earned	$8,349
Customer payments received	$12,571
Deferred Revenue as of March 31, 2024	$14,252

Accounting Pronouncements – Current Adoption

In June 2016, the FASB issued Accounting Standards Update (“ASU”), Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. As of January 1, 2023, the Company adopted ASU 2016-13. AU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The adoption of this standard did not result in any material adjustment to the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, (Debt-Debt with Conversion and other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s own Equity (Subtopic 815-40)). ASU 2020-06 requires entities to provide expanded disclosures about the terms and features of convertible instruments and reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. The pronouncement is effective for public business entities that are SEC filers in fiscal years beginning after December 15, 2023, including interim periods within those fiscal years The adoption of this standard did not result in any material adjustment to the Company’s financial statements.

Recently Issued Accounting Pronouncements

No other recent accounting pronouncements were issued by FASB and the SEC that are believed by management to have a material impact on the Company’s present or future condensed financial statements.

Note 3 — Fixed Assets and Intangible Assets

Fixed Assets and intangible assets consist of the following

	March 31, 2024	June 30, 2023

Software platform	$4,482,225	$4,482,225
Furniture and fixtures	1,500	1,500
Less accumulated amortization	(3,802,025)	(3,258,691)
Property and equipment, net	$681,700	$1,225,034

Amortization expense for the three and nine months ended March 31, 2024 was $181,111 and $543,333, respectively. Amortization expense for the three and nine months ended March 31, 2023 was $181,111 and $543,333, respectively.

Amortization expense for the next year is as follows:

2024	$181,111
2025	500,589
Total Unamortized Expense	$681,700

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of March 31, 2024. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of March 31, 2024.

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

Issuance of Common Stock

During the nine months period ended March 31, 2023 the Company issued 1,472,287 shares of Common Stock to employees. These shares were valued at fair market value of $72,362 and expensed in the accompanying Condensed Statement of Operations.

During the nine months ended March 31, 2023, the Company issued 640,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $30,420 and expensed in the accompanying Condensed Statement of Operations.

During the nine months period ended March 31, 2024 the Company issued 562,500 shares of Common Stock to employees. These shares were valued at fair market value of $23,062 and expensed in the accompanying Condensed Statement of Operations.

During the nine months ended March 31, 2024, the Company issued 80,000 shares of Common Stock to vendors for services rendered. These shares were valued at fair market value of $3,040 and expensed in the accompanying Condensed Statement of Operations.

Note 5 — Debt

During the year ended June 30, 2018, the Company entered two promissory notes with an investor of the Company in the amount of $350,000 with an interest rate of zero. This loan is considered payable upon demand. During the quarter ending March 31, 2024 the Company paid $71,000 and intends to make monthly payments of $25,000 until the note is paid in full.

During the year ended June 30, 2018, the Company issued a promissory note in favor of an investor of the Company in the amount of $150,000 in exchange for $132,000 cash. The loan maturity date was extended to August 8, 2019, the discount is fully amortized, total unpaid principal and interest is approximately $260,416, accruing at 12% at March 31, 2024, and is payable upon demand.

During the year ended June 30, 2019, the Company entered into a promissory note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment (“the Convertible Note”), the discount of the Convertible Note was amortized over the life of the Convertible Note and has an interest rate of 10%. As of March 31, 2024, the Convertible Note is payable upon demand and included as current debt on the balance sheet. As of March 31, 2024, and the total unpaid principal and interest outstanding is approximately $246,834.

During the year ended June 30, 2019, the Company entered a promissory note with an investor of the Company with a face value of $220,000 in exchange for $200,000 cash payment the discount of the Notes was amortized over the life of the Note and has an interest rate of 10%. The promissory note is in default and payable upon demand and included as current debt on the balance sheet. As of March 31, 2024, the total unpaid principal and interest is approximately $363,247.

During the year ended June 30, 2019, the Company entered into two promissory notes with an investor of the Company with a face value of $640,000 in exchange for a total of $600,000 cash payment. The discount of the Notes was amortized over the life of the Note and has an interest rate of 7%. The remaining principal is in default and payable upon demand and included as current debt on the balance sheet. As of March 31, 2024, the total unpaid principal and interest is approximately $408,980.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 10) with a face value of $600,000 in exchange for a total of $565,000 cash payments. The total discount of the Note will be amortized over the life of the Note and recorded as interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the promissory note balance. The note is in default and due upon demand and the interest rate was increased to 12%. As of March 31, 2024, the total unpaid principal and interest is approximately $163,344. This is classified as current debt, related party on the balance sheet.

During the year ended June 30, 2020, the Company entered into a promissory note with a related party (see Note 10) with a face value of $50,000. In January 2021, the Company repaid $25,000 and in July 2022 repaid $8,333 of the promissory note balance. The note is in default and the interest rate increased to 12%. As of March 31, 2024, the total unpaid principal and interest is approximately $13,985. This is classified as current debt, related party on the balance sheet.

During the quarter ended March 31, 2024, the Company entered into two promissory notes with related parties (see Note 10) with a total value of $65,000. The notes mature in 120 days and accrue interest at 12%. As of March 31, 2024, the total unpaid principal and interest is approximately $66,261. This is classified as current debt, related party on the balance sheet.

During the year ended June 30, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $2,437. The balance of principal and interest is payable thirty years from the date of the promissory note and included as long term debt on the balance sheet.

The Company recognized $92,785 and $130,544 of interest expense for the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and June 2023, accrued interest on the above notes was $804,181 and $716,351, respectively. The weighted average interest rates as of March 31, 2024 and 2023 was 5.95% and 6.46%.

Notes payable and long-term debt outstanding as of March 31, 2024 and June 30, 2023 are summarized below:

	Maturity Date	March 31, 2024	June 30, 2023
12% $150,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	$150,000	$150,000
10% $440,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	-	79,000
10% $220,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	220,000	220,000

7% $640,000 Convertible Note Payable, net of unamortized discount of $0 and $0, respectively	Due on Demand	244,802	244,802
12% $600,000 Related Party Note Payable, net of unamortized discount of $0 and $0 respectively	Due on Demand	100,000	100,000
12% $50,000 Related Party Note Payable	Due on Demand	7,817	7,817
12% $65,000 Related Party Note Payable	May 2024	65,000	-
0% $350,000 Note Payable	Due on Demand	279,000	350,000
3.75% $500,000 SBA EIDL Note Payable	April 30, 2050	456,134	478,067
Total notes payable		1,522,753	1,629,686
Less current portion of notes payable		1,066,619	1,151,619
Notes payable, net of current portion		$456,134	$478,067

Note 6: Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets are also recognized for net operating losses (NOLs) and tax credit carryforwards.

Provision for Income Taxes

The components of the provision for income taxes are as follows:

Years Ended
	March 31, 2024	June 30, 2023
Current
Federal	-	-
State	-	-
Total current	$-	$-
Deferred
Federal	-	-
State	-	-
Total deferred	$-	$-
Total	$-	$-

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2024, and June 30, 2023 are as follows:

	Period Ended
	March 31, 2024	June 30, 2023
Deferred tax assets:
Net operating loss carryforwards	$10,728,983	$10,728,983
Other temporary differences	2,306,450	2,306,450
Total deferred tax assets	13,035,433	13,035,433
Change in valuation allowance	(13,035,433)	(13,035,433)
Effective income tax rate	$-	$-

Valuation Allowance

The Company has established a full valuation allowance against its net deferred tax assets as of March 31, 2024, and June 30, 2023. The valuation allowance was recorded because it is more likely than not that the Company will not realize its deferred tax assets, primarily due to cumulative losses incurred in recent years.

Unrecognized Tax Benefits

The Company has no unrecognized tax benefits as of March 31, 2024, and June 30, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for tax years ended 2019 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

As of March 31, 2024 and June 30, 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

Note 7 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of March 31, 2024, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 8 — Risks and Uncertainties

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

A summary of option activity under the employee share option plan as of March 31, 2024 and changes during the period then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2023	17,774,000	$0.06
Granted	-	$0.00
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	(899,000)	$0.00
Outstanding at March 31, 2024	16,875,000	$0.05	0.5	$-
Exercisable at March 31, 2024	16,733,630	$0.05	0.5

Number of options available for grant at end of period	1,667,938

A summary of the status of the Company’s nonvested shares as of March 31, 2024, and changes during the quarter March 31, 2024, is presented below:

Options	Shares	Weighted- Average Grant-Date Fair Value
Nonvested at July 1, 2023	662,608	$0.11
Granted	0	$0.00
Vested	521,238	$0.11
Forfeited	-	$0.00
Nonvested at March 31, 2024	141,370	$0.11

The Company recorded stock compensation expense of $83,820 and $256,793 during the three and nine months ended March 31, 2024, respectively.

As of March 31, 2024, there was approximately $71,407 of unrecognized compensation expense related to 141,370 nonvested stock options outstanding, and the weighted average vesting period for those options was 1 year.

Warrants

At June 30, 2023, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

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

At March 31, 2024, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - Securities Purchase Agreement	360,577	0.27	0.78
Warrants A - Securities Purchase Agreement	28,072,364	0.27	$0.17
Total	28,432,941
Aggregate intrinsic value at March 31, 2024	$0

Note 10 — Related Party Transactions

In March 2020, the Company entered into a promissory note with the Chief Executive Officer for $600,000 in exchange for a total of a $565,000 cash payment. The note matured in December 2020 and $500,000 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%. As of March 31, 2024 and June 30, 2023, the total unpaid principal and interest is $163,344 and $152,363, respectively. This principal amount of $100,000 is classified as current debt, related party on the March 31, 2024 and June 30, 2023 balance sheet.

In April 2020, the Company entered into a promissory note with the Chief Technology Officer for $50,000. The note matured on January 1, 2021 and $42,183 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%. As of March 31, 2024 and June 30, 2023, the total unpaid principal and interest is $13,985 and $13,134, respectively. This principal amount of $7,817 is classified as current debt, related party on the March 31, 2024 and June 30, 2023 balance sheet.

During the quarter ended March 31, 2024, the Company entered into two promissory notes with executives of the Company (see Note 5) with a total value of $65,000. The notes mature in 120 days and accrue interest at 12%. As of March 31, 2024, the total unpaid principal and interest is approximately $66,261. This principal amount of $65,000 is classified as current debt, related party on the March 31, 2024 balance sheet.

Note 11 — Leases

On January 1, 2024 the Company extended its Denver, Colorado headquarter lease for 12 months through December 31, 2024. During the past fiscal year a majority of the Company’s employee have been working remotely and the Company does not know if they will continue to keep this location or relocate to a small facility. Therefore, in accordance with ASC 842 the Company will not record an operating right of use asset and operating lease liability because of the short term nature of this amendment. The Company will recognize lease expense on a monthly basis through the life of this lease of approximately $41,000.

Note 12 — Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2024, through September 20, 2024. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2024.

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

Our unaudited interim condensed financial statements for the three months ended March 31, 2024 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2024. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2023, as filed in our annual report on Form 10-K.

The following discussion should be read in conjunction with our interim financial statements and the related notes that appear elsewhere in this quarterly report.

Business Overview

Our company evolved and grown from a listing website to a comprehensive marketing technology platform. Our clients, medical and recreational dispensaries, in legalized cannabis states, along with cannabis product companies subscribe to our technology platform to assist in new customer acquisition. We provide retention tools to those companies that include texting/loyalty and ordering ahead technology.

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

Comparison of results of operations for the three months ended March 31, 2024 and 2023

	Three months Ended March 31,
	2024	2023	Change	%
Revenue	$1,496,714	$1,286,132	$210,582	16%
Cost of revenue	933,663	769,701	163,962	21%
Gross profit	563,051	516,431	46,620	9%

Total operating expenses	702,483	651,521	50,963	8%

Interest expense & other income	(32,217)	(35,368)	(3,151)	(9)%

Net loss	$(171,649)	$(170,458)	$(1,192)	1%

Revenues

During the three months ended March 31, 2024, we generated $1.5 million of revenues, compared to revenues of $1.3 million during the three months ended March 31, 2023. The slight increase was primarily due to the additional text services.

Gross Profit

Gross profit increased to $563,051 for the period ended March 31, 2024 which was an increase over the same period ended March 31, 2023 of 46,620. Gross profits increased in the quarter because company has been able to pass along most of the recent cost increases experienced in the previous quarter.

Expenses

During the three months ended March 31, 2024, we incurred total operating expenses of $702,483 compared to $651,521 for the same period ending in 2023. The 8% increase in operating costs is primarily because of additional commissions paid for the increase in sales.

Interest expense was $32,217 for the three months ended March 31, 2024 compared to interest expense of $35,410 for the same period ending March 31, 2023, because of the reduction in notes payable during the year.

Net Income

During the three months ended March 31, 2024 we realized a net loss of $171,649, compared to a net loss of $170,458 for the three months ended March 31, 2023.

Comparison of results of operations for the nine months ended March 31, 2024 and 2023

	Nine months Ended March 31,
	2024	2023	Change	%
Revenue	$4,100,467	$3,763,207	$337,260	9%
Cost of revenue	2,732,473	2,059,325	673,148	33%
Gross profit	1,367,994	1,703,882	(335,888)	(20)%

Total operating expenses	2,065,517	1,993,081	72,436	4%

Interest expense & other income	(92,737)	(127,121)	(34,384)	(27)%

Net loss	$(790,260)	$(416,320)	$(373,940)	(90)%

Revenues

During the nine months ended March 31, 2024, we generated $4.1 million of revenues, compared to revenues of $3.8 million during the nine months ended March 31, 2023. The 9% increase was primarily due to the additional text services.

Gross Profit

Gross profit decreased to $1,367,994 for the period ended March 31, 2024 which was an decrease over the same period ended March 31, 203 of $335,888. Gross profits decreased in the second quarter due to industry-wide increased provider costs. The company has been able to pass along most of the recent cost increases and is hopeful that gross margins return to mid-year 2023 levels going forward.

Expenses

During the nine months ended March 31, 2024, we incurred total operating expenses of $2,065,517 compared to $1,993,081 for the same period ending in 2023. The 4% increase in operating costs is primarily because of additional commissions paid and one-time recruiting fee and increase computer and internet fees during the period.

Interest expense was $92,785 for the nine months ended March 31, 2024 compared to interest expense of $130,544 for the same period ending March 31, 2023, because of the reduction in notes payable during the year.

Net Loss

During the nine months ended March 31, 2024 we realized a net loss of $790,260, compared to a net loss of $416,320 for the nine months ended March 31, 2023.

Liquidity and Capital Resources

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these unaudited condensed financial statements with existing cash on hand and/or the private placement of common stock or obtaining debt financing. There is, however, no assurance that the Company will be able to raise any additional capital through any type of offering on terms acceptable to the Company, as existing cash on hand will be insufficient to finance operations over the next twelve months.

At March 31, 2024 we had $155,942 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months Ended March 31,
	2024	2023
Net cash (used in)/provided by operating activities	$(182,846)	$329,493
Net cash used in investing activities	$-	$-
Net cash used in financing activities	$(106,933)	$(261,805)

As of March 31, 2024, we had $155,942 in cash and cash equivalents and a working capital deficit of $2,011,802. We are dependent on funds raised through equity financing. Our accumulated deficit of $25,225,958 was funded by equity financing and we reported a net loss from operations of $790,260 for the nine months ended March 31, 2024. During the nine months ending March 31, 2024, we raised $65,000 from two related parties and we paid $171,933 to reduce debt, and we did not expend any monies through investing activities (acquiring assets). The Company realized more gross profit during the nine months ending March 31, 2023 compared to the same period in 2024 which provided cash from operating activities and allowed the Company to paydown more debt in 2023 than 2024.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2024 and June 30, 2023.

Critical Accounting Estimates

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our June 30, 2023 form 10-K in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

Our unaudited condensed interim financial statements are affected by the accounting policies used and the estimates and assumptions made by management during their preparation. For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 — “Summary of Significant Accounting Policies,” in the Company’s financial statements included in the Company’s June 30, 2023 Form 10-K. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by our management. Management has carefully considered the recently issued accounting pronouncements that altered generally accepted accounting principles and does not believe that any other new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term.

Use of Estimates

Management uses estimates and assumptions in preparing these condensed financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended March 31, 2024, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: September 20, 2024	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

