Form 10-K
period 2024-06-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2024-11-05
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for this purpose, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of December 31, 2023 the last day of business day of the Registrant’s most recently completed second fiscal quarter was $3,977,143 based on $0.04 per share price.

The number of shares of outstanding of the Registrant’s Common Stock as of November 5, 2024 was 100,071,075

DOCUMENTS INCORPORATED BY REFERENCE

None

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

We continue an aggressive push into all legal cannabis states. Increasing our marketing and sales presence in new legal markets as they come open.   Along with this expansion, we continue to develop new technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

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

In June of 2024 Leafbuyer Technologies Inc. released 2 new products, an enhanced loyalty program that includes more features and the ability for larger MSO to customize a loyalty program based on their needs.  This gives us a competitive advantage and flexibility to fit the needs of our customers.   Leafbuyer Technologies Inc. also released Instant Action, this gives customers the ability to send video messages, social media reels as part of their MMS messaging service.  This allows a more impactful text message and produces a new revenue stream for Leafbuyer as this is a premium service upgrade to sending a regular SMS or MMS message.

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

Cost Control

One of our top priorities has been reducing costs by building better more efficient technology, while converting some positions to part time and focusing on high margin products that help retain current customers.  In 2024 we have continued a focus on cutting and renegotiating system costs, credit card expenses and other insurance related costs to improve efficiencies of the company.  This has translated into thousands of dollars in monthly savings.

The Team

As of June 30th 2024 we have 12 full-time and part-time employees and our headquarters are located in Greenwood Village, Colorado.  In addition, we currently have sales teams in Colorado, Oklahoma and Iowa. Leafbuyer also has relationships with numerous contractors including development and referral partners which it retains from time to time. A majority of our employees are involved in sales and customer service roles.

Growth State by State

As new states continue to legalize marijuana sales and the market expands, so does Leafbuyer. As of June 2024, Leafbuyer now works with clients in 26 legal states including California, Colorado, Washington, Oklahoma, Oregon, and Michigan and we are continuing our efforts to expand into all legal markets. Our primary focus are markets that have the most potential and that are continuing to expand and show stability.

The marginal cost for Leafbuyer to enter a market is minimal in comparison to growers or retail operations. In order for us to enter a new market, most of our costs include sales and marketing personnel and grassroots efforts to grow the consumer base in the new market. With the changing times of Covid-19, virtual meetings have doubled and are more accepted which reduces the cost of travel and office space into smaller markets.

We have formed numerous partnerships in the industry with Point-of-Sale (“POS”) companies. We have solid integrations with 90% of the top POS companies and are continuing to work to deepen those capabilities as they are built.

2024 and Beyond

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

Leafbuyer Technologies, Inc. operates in a highly regulated industry, is an early-stage company and has minimal financial resources. We had a cash balance of $165,332 as of June 30, 2024. We had an accumulated deficit of $25,247,214 at June 30, 2024. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources yet unidentified. We cannot assure you that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

Leafbuyer’s operations and business strategy are completely dependent upon the knowledge, Technology Development and business connections of Rossner, Goerner and Breen our executive officers. They are under no contractual obligation to remain employed by Leafbuyer.  If they should choose to leave us for any reason or become ill and unable to work for an extended period of time before we have hired additional personnel, our operations could likely fail. Even if we can find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Annual Report. We will likely fail without the services of our current executive officers (or hiring appropriate replacement(s)).

Because we operate in the cannabis industry, we face a high risk of business failure due to the nature of advertising a federally Illegal product.

We were formed in April 2013. Our efforts to date have related to developing our business plan and beginning business activities. We face a high risk of business failure. The likelihood of our success must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment and expansion of new businesses and the competitive environment in which we operate. We cannot assure you that future revenues will occur or be significant enough or that we will be able to sell our products and services at a profit, if at all. Future revenues and/or profits, if any, will depend on many various factors, including, but not limited to both initial and continued market acceptance of our website and telecommunication services and the successful implementation of our planned growth strategy.

The regulation of cannabis in the United States is uncertain.

Our activities are subject to regulation by various state and local governmental authorities including telecommunication companies.  Our business objectives are contingent upon, in part, compliance with regulatory requirements enacted by these governmental authorities and obtaining all regulatory approvals necessary for the sale of our products in the jurisdictions in which we operate. Any delays in obtaining or failure to obtain necessary regulatory approvals would significantly delay our development of markets and products, which could have a material adverse effect on our business, results of operations and financial condition. Furthermore, although we believe that our operations are currently carried out in accordance with all applicable state and local rules and regulations, no assurance can be given that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner that could limit or curtail our ability to distribute or produce marijuana. Amendments to current laws and regulations governing the importation, distribution, transportation and/or production of marijuana, or more stringent implementation thereof could have a substantial adverse impact on us.

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

We may need to obtain additional financing in order to conduct our business in a manner consistent with our proposed operations. There is no guaranty that additional funds will be available when, and if, needed. If we are unable to obtain financing, or if its terms are too costly, we may be forced to curtail expansion of operations until such time as alternative financing may be arranged, which could have a materially adverse impact on our operations and our shareholders’ investment.

Risks Related to Our Securities

Our officers and directors currently own the majority of our voting power, and through this ownership, control us and our corporate actions.

Our current Board of Directors and executive officers hold approximately 25.8% of the voting power of our outstanding voting capital stock as of June 30, 2024. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest with us and our shareholders.

There is a substantial lack of liquidity of our common stock and volatility risks.

Our common stock is quoted on the OTC Markets platform under the symbol “LBUY.” The liquidity of our common stock may be very limited and affected by our limited trading market. The OTC Markets quotation platform is an inter-dealer market much less regulated than the major exchanges, and is subject to abuses, volatilities, and short selling. There is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. The absence of an active trading market reduces the liquidity of the shares traded.

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

Change of auditing firm.

On a letter from the SEC dated May 3rd, 2024,  we disclosed the firing of our audit firm BF Borgers on May 8th, 2024 and the hiring of our current new firm BCRG Group (BCRG) to re-review and re-audit our 2023 and 2024 3rd quarter 10-Q, as well as our 2023 and 2024 10-K filings. We expect no significant or material changes to our reporting numbers.

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

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact on our ability to continue operations.

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

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2024.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2024. These shares are not entitled to receive dividends and shall not be entitled to any liquidation preference. Further the holders shall have no conversion rights, and the holders shall have the right to vote in an amount equal to 600 votes per share of Series A Preferred Stock.

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

We rely significantly on information technology and any failure, inadequacy, or security lapse of that technology, including any cybersecurity incidents, could harm us.

We believe that companies have been increasingly subject to a wide variety of security incidents, cyberattacks and other attempts to gain unauthorized access. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past few years, cyber-attacks have become more prevalent and much harder to detect and defend against. Several key areas of our business depend on the use of information technologies, including production, manufacturing, marketing, and logistics, as well as clinical and regulatory matters. We also utilize systems that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, and others, including personal information. If we fail to maintain or protect our information systems and data integrity effectively, we could have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences and reputational damages. While we have invested in the protection of data and information technology, there can be no assurance that our efforts or those of our third-party collaborators, if any, or manufacturers, to implement adequate security and quality measures for data processing would be sufficient to protect against data deterioration or loss in the event of a system malfunction, or to prevent data from being stolen or corrupted in the event of a security breach. Any such loss or breach could harm our business, operating results, and financial condition. For a discussion of our management of cybersecurity risks, see Item 1C. “Cybersecurity-Risk Management” and “-Governance.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risks related to Cybersecurity Incidents

We face significant risks related to cybersecurity threats, which could adversely affect our business, financial condition, and results of operations. Cybersecurity incidents, including but not limited to unauthorized access, data breaches, and other malicious activities, could result in the loss or theft of sensitive information, disruption of our operations, and damage to our reputation. While we have implemented measures to protect our information systems, there can be no assurance that these measures will effectively prevent all cybersecurity incidents.

Specific risks include, but are not limited to:

1.	Data Breaches: A breach of our information systems could lead to unauthorized access to customer or employee data, resulting in reputational harm and legal liabilities.
2.	Operational Disruption: Cybersecurity incidents could disrupt our operations, leading to delays in production, delivery, or fulfillment of customer orders.
3.	Intellectual Property Theft: Unauthorized access to our proprietary information could result in intellectual property theft, impacting our competitive position in the market.
4.	Regulatory and Legal Compliance: Cybersecurity incidents may subject us to regulatory investigations, legal claims, and penalties, affecting our compliance with applicable laws and regulations.
5.

Third-Party Relationships: Our reliance on third-party vendors and service providers exposes us to additional cybersecurity risks, and a security breach affecting these entities could impact our operations.

Although, to date, cybersecurity incidents have not materially impacted our business strategy, results of operations, or financial condition, there can be no assurances that they will not do so in the future.

Refer to “Item 1A. Risk factors” in this Annual Report for additional information about cybersecurity-related risks.

Risk Management and Strategy

Assessing, Identifying, and Managing Material Cyber Threats

We have in place certain infrastructure, systems, policies, and procedures that are designed to proactively and reactively address circumstances that arise when unexpected events such as a cybersecurity incident occur. These include processes for assessing, identifying, and managing material risks from cybersecurity threats. We consult with external parties, such as cybersecurity firms and risk management and governance experts, on risk management and strategy. We use a team of outside vendors and government services specializing in IT and cybersecurity that provide expertise, tools, and methodologies to identify and assess vulnerabilities and potential threats. Automated tools and

AI-based user behavior analytics also support identification and management of cyber threats. Response to a broad category of threats is immediate and automatic. Security personnel and members of our management are alerted when cyber threats or anomalies are detected. Persistent threats or issues that, in the opinion of management, are material are immediately brought to the attention of our board of directors.

In the event of a detected cyber incident by 24/7 monitoring software or employee notification, our IT and cybersecurity provider performs a detailed assessment of the incident, identifies the source of the problem, and resolves the issue as appropriate. If they are unable to resolve the issue, the problem is escalated to our cybersecurity monitoring and detection software provider for resolution. Events which are not routinely resolved by our IT and cybersecurity provider are brought to the attention of the board.

In order to mitigate risks of cybersecurity incidents, critical business and operational data are backed up at night and stored offsite for security purposes and to restore data in the event of a breach. Additionally, we provide cybersecurity awareness training of our employees, incident response personnel, and senior management.

Governance

Our executive management team is primarily responsible for assessing and managing our material risks from cybersecurity threats. Management supervises both our internal cybersecurity and IT related personnel, as well as our retained external cybersecurity consultants and vendors. Additionally, they supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefing from internal or external security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants or vendors engaged by us; and alerts and reports produced by security tools deployed in our IT environment.

Our board of directors provides oversight and oversees management’s processes for identifying and mitigating risks, including cybersecurity risks, to help align our risk exposure with our strategic objectives. Two of our management have received training on cyber risk governance for public companies, regularly brief our board of directors on our cybersecurity and information security posture as well as cybersecurity incidents deemed to have a moderate or higher business impact, even if viewed as immaterial to us. As cyber threats evolve and become more sophisticated, we believe that the board’s involvement in cybersecurity governance ensures that we are adequately focused on resources and protecting the Company’s assets and reputation.

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

	Year ended June 30, 2024
	High	Low
Quarter ended June 30, 2024	$0..03	$0.02
Quarter ended March 31, 2024	$0..03	$0.03
Quarter ended December 31, 2023	$0.04	$0.04
Quarter ended September 30, 2023	$0.07	$0.06

	Year ended June 30, 2023
	High	Low
Quarter ended June 30, 2023	$0.12	$0.07
Quarter ended March 31, 2023	$0.13	$0.05
Quarter ended December 31, 2022	$0.06	$0.04
Quarter ended September 30, 2022	$0.05	$0.04

Holders

As of June 30, 2024, there were approximately 9,000 holders of record of our common stock.

Dividends

We have not paid cash dividends on shares of our common stock, and we do not expect to declare or pay dividends on shares of our common stock for the foreseeable future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of our Board of Directors and will depend upon our future earnings, if any, our financial condition, our capital requirements, general business conditions and other factors.

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

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2024.

In addition, the Company has 10,000,000 preferred stocks authorized with a par value of $0.001 per share as of June 30, 2024. These shares are not entitled to receive dividends and shall not be entitled to any liquidation preference. Further the holders shall have no conversion rights, and the holders shall have the right to vote in an amount equal to 600 votes per share of Series A Preferred Stock.

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

We plan to grow organically through the aggressive deployment of sales and marketing resources into legal cannabis states as well as adding new feature product sets to increase revenue from our current client base. We understand that to obtain a significant market share we may need to look for acquisitions for a sizable portion of that growth. However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to us.

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

Results of Operations for the years ended June 30, 2024, versus June 30, 2023

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023	$ Change	% Change

Revenue	$5,601,357	$5,090,846	510,511	10%
Cost of revenue	3,549,328	2,842,786	706,542	25%
Gross profit	2,052,029	2,248,060	(196,031)	(9)%

Operating expenses:
Selling expenses	816,180	717,270	98,910	14%
General and administrative	1,822,365	1,951,013	(128,648)	(7)%
Total operating expenses	2,638,545	2,668,283	(29,738)	(1)%

Loss from operations	(586,516)	(420,221)	(166,293)	(40)%

Other income/(expense)	(122,914)	(164,988)	42,074	26%
Net loss	$(709,430)	$(585,211)	(124,219)	(21)%

Revenues

During the year ended June 30, 2024, we generated $5,601,357 of revenues, compared to revenues of $5,090,846 during the year ended June 30, 2023. The increase was primarily due to the increase in text services which is up 10% over the prior year.

Gross Profit

Gross profit decreased to $2,052,029 for the period ended June 30, 2024, which was an decrease of $196,031 over the same period last year of June 30, 2023. Gross profit as a percentage of revenue decreased from 44% to 37% for the period ended June 30, 2024 over June 30, 2023 because of the increase of 3rd party text service expense.

Expenses

During the year ended June 30, 2024, we incurred total operating expenses of $2,638,545, including $1,822,365 in general and administrative expenses, and $816,180 in selling expenses. During the year ended June 30, 2023, we incurred total operating expenses of $2,668,283, including $1,951,013 in general and administrative expenses, and $717,270 in selling expenses. The decrease of $29,738 or 1% was primarily due to less payroll expense and stock-based compensation expense. Management expects the general and administrative expenses to continue to decrease as management focuses on getting current operations to positive cash flow.

Other expense of $122,914 for the yearend June 30, 2024 compared to other expense of $164,988 for the same period ending June 30, 2023 because of the reduction in notes payable during the year.

Net Loss

During the year ended June 30, 2024 we incurred a net loss of $709,430, compared to a net loss of $585,211 for the year ended June 30, 2023.

Liquidity and Capital Resources

Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and/or the private placement of common stock or obtaining debt financing. There is, however, no assurance that we will be able to raise any additional capital through any type of offering on terms acceptable to us. We believe that existing cash on hand will be sufficient to finance operations over the next twelve months.

At June 30, 2024 we had $165,332 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year Ended June 30,
	2024	2023
Net cash provided (used) in operating activities	$(131,136)	$422,592
Net cash used in investing activities	$-	$-
Net cash (used) provided by financing activities	$(149,244)	$(344,116)
Net change in cash and cash equivalents	$(280,380)	$78,476

As of June 30, 2024, we had $165,332 in cash and cash equivalents and a working capital deficit of $1,835,385. We are dependent on funds raised through equity financing. Our cumulative net loss of $25,247,214 was funded by equity financing.

During the year ended June 30, 2024, net cash used from operations was $131,136 compared to net cash provided from operations of $422,592 for the same period ending June 30, 2023. The difference is primarily because of the lower net loss from operations realized in fiscal year 2024.

During the years ended June 30, 2024 and 2023, we did not use any cash for investing activities.

Net cash flow used for financing activities for the year ended June 30, 2024 was $149,244 compared to cash used for financing activities during the same period in 2023 of $344,116. The difference is primarily because less cash was used to reduce debt obligations.

Our decrease in cash and cash equivalents for the year ended June 30, 2024, was primarily net cash used from operating activities.

Our ability to continue as a going concern is dependent upon generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months from the date of the issuance of these consolidated financial statements with existing cash on hand and/or the private placement of common stock. There is, however, no assurance that we will be able to raise any additional capital through any type of offering on terms acceptable to us, as we believe that the existing cash on hand will be sufficient to finance operations over the next twelve months.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On a letter from the SEC dated May 3rd, 2024,  we disclosed the firing of our audit firm BF Borgers on May 8th, 2024 and the hiring of our current new firm BCRG Group (BCRG) to re-review and re-audit our 2023 and 2024 3rd quarter 10-Q, as well as our 2023 and 2024 10-K filings. We expect no significant or material changes to our reporting numbers.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting in order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2024. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

(i)	inadequate segregation of duties consistent with control objectives; and

(ii)	lack of multiple levels of supervision and review; and

(iii)	technical accounting support for complex debt and preferred stock transactions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, we determined that our disclosure controls and procedures are not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time provided in the SEC rules and forms.

We believe that the weaknesses identified above have not had any material effect on our financial results. We have implemented new layers of supervision with accounting and are continuing to review our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the current fiscal year, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

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

(ii)

We will attempt to implement remediation efforts. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

Management believes that despite our material weaknesses set forth above, our financial statements for years ended June 30, 2024 and 2023 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since

Kurt Rossner	55	Chairman, Chief Executive Officer and President	March 23, 2017
Mark Breen	52	Chief Financial Officer and Director	March 23, 2017
Michael Goerner	55	Treasurer, Chief Technology Officer and Director	March 23, 2017
Jeff Rudolph	63	Director	October 15, 2018
Kristin Baca	54	Director	October 15, 2018

Kurt Rossner, 55, Co-Founder, Chairman and Chief Executive Officer

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

Mark Breen, 52, Co-Founder, Director and Chief Financial Officer

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

Michael Goerner, 55, Co-Founder, Director and Chief Technology Officer

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

Jeff Rudolph, 63, Director

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

Kristin Baca, 54, Director

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2024 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions.

Audit Committee

Our Audit Committee is primarily concerned with the effectiveness of our accounting policies and practices, our financial reporting and our internal accounting controls. In addition, the Audit Committee reviews and approves the scope of the annual audit of our books, reviews the findings and recommendations of the independent registered public accounting firm at the completion of their audit, and approves annual audit fees and the selection of an auditing firm. The Audit Committee met two times during the year ended June 30, 2024.

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

Item 11. Executive Compensation

The following table sets forth the compensation paid or accrued by us to our President, Chief Executive Officer, Chief Financial Officer and each of our other officers for the fiscal years ended June 30, 2024, 2023 and 2022.

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total Compensation

Kurt Rossner Chief Executive Officer and Director	2024	120,000	-	-	-	-	-	-	120,000
	2023	112,000	-	-	-	-	-	-	112,000
	2022	112,000	-	-	120,000	-	-	-	232,000

Mark Breen Chief Financial Officer, Director	2024	120,000	-	-	-	-	-	--	120,000
	2023	112,000	-	-	-	-	-	--	112,000
	2022	112,000	-	-	120,000	-	-	--	232,000

Micheal Goener, Treasurer, Director	2024	120,000	-	-	-	-	-	-	120,000
	2023	112,000	-	-	-	-	-	-	112,000
	2022	112,000	-	-	120,000	-	-	-	232,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 30, 2024 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2024, there were 100,071,075 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of June 30, 2024.

Name and Address of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Directors and Officers:
Kurt Rossner (3)	8,250,012	8.2%
Mark Breen (3)	8,250,012	8.2%
Michael Goerner (3)	8,250,012	8.2%
Jeffrey Rudolph	909,322	*
Kristin Baca	193,662	*
All officers and directors as a group (five persons) 5% Beneficial Owners:	25,853,020	25.8%
Anson Investments Master Fund LP(4)	14,999,999	15.1%
Hudson Bay Master Fund LTD(5)	14,999,999	15.1%

__________

*	less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is our company’s address.

(2)

Applicable percentage ownership is based on 100,071,075 shares of common stock outstanding as of June 30, 2024 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2024, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2024, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

Includes 108,109 shares of Series A Preferred Stock. The Series A Shares are subject to 9.25:1 reverse stock split upon their conversion into Common Stock. The effective number of common shares outstanding is 1,000,000.

(4)

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

Related Person Transaction Policy

Our Board of Directors is responsible for approving all related party transactions. We have not adopted written policies and procedures specifically for related person transactions.

In March 2020, the Company entered a promissory note with the Chief Executive Officer for $600,000 in exchange for a total of a $565,000 cash payment. The note matured in December 2020 and $500,000 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%. As of June 30, 2024 and June 30, 2023, the total unpaid principal and interest is $163,344 and $152,363, respectively. This principal amount of $100,000 is classified as current debt, related party on the June 30, 2024 and June 30, 2023 balance sheet.

In April 2020, the Company entered a promissory note with the Chief Technology Officer for $50,000. The note matured on January 1, 2021 and $42,183 of principal payments have been made to date. The note is in default and due upon demand and the interest rate was increased to 12%. As of June 30, 2024 and June 30, 2023, the total unpaid principal and interest is $13,985 and $13,134, respectively. This principal amount of $7,817 is classified as current debt, related party on the June 30, 2024 and June 30, 2023 balance sheet.

During the quarter ended March 31, 2024, the Company entered two promissory notes with executives of the Company (see Note 5) with a total value of $65,000. The notes mature in 120 days and accrue interest at 12%. During the year ended June 30, 2024 the Company paid $35,000 and as of June 30, 2024, the total unpaid principal and interest is approximately $33,205. This is classified as current debt, related party on the balance sheet.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended June 30, 2024 and 2023, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2024 ($)	Year Ended June 30, 2023 ($)
Audit fees	$75,100	$55,100
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$75,100	$55,100

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2024.

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

10.6	Employment Agreement with Michael Gabriel (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2018).

23.1	Consent of Independent Registered Public Accounting Firm.(1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

___________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEAFBUYER TECHNOLOGIES, INC.

Date: November 5, 2024	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Kurt Rossner	Chief Executive Officer, Director	November 5, 2024
Kurt Rossner	(Principal Executive Officer)

/s/ Mark Breen	Chief Financial Officer, Director	November 5, 2024
Mark Breen	(Principal Financial and Accounting Officer)

/s/ Michael Goerner	Chief Technology Officer, Director	November 5, 2024
Michael Goerner

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Leafbuyer Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Leafbuyer Technologies, Inc. and subsidiary (collectively, the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

•

Going Concern – As discussed in Note 1 to the consolidated financial statements, the Company has a going concern due to negative working capital and losses from operations which raises substantial doubt about its ability to continue as a going concern. Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses, which are difficult to substantiate. To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ BCRG Group

BCRG Group (PCAOB ID 7158)

We have served as the Company’s auditor since 2024.

Irvine, CA

November 5, 2024

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$165,332	$445,712
Accounts receivable (net of allowance for doubtful accounts of $90,151 and $49,982, respectively)	83,480	135,476
Prepaid expenses and other current assets	21,208	28,277
Total current assets	270,020	609,465
Intangible assets, net	602,674	1,225,034
Other assets	1,000	1,000
Total assets	$873,694	$1,835,499

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$129,367	$308,840
Accrued liabilities	934,279	1,165,815
Deferred revenue	11,140	10,029
Notes payable to related parties	137,817	107,817
Notes payable	429,000	500,000
Notes payable to bank – EIDL loan	29,640	29,244
Convertible notes payable	464,802	543,802
Total current liabilities	2,136,045	2,665,547
Notes payable to bank – EIDL loan, net of current portion	419,183	448,823
Total liabilities	2,555,228	3,114,370

Commitments and contingencies (Note 6)

Equity:
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	324	324

Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at June 30, 2024 and June 30, 2023, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 100,071,075 shares issued and outstanding at June 30, 2024 and 99,428,575 shares issued and outstanding at June 30, 2023	100,070	99,428
Additional paid in capital	23,363,192	23,057,067
Accumulated deficit	(25,145,128)	(24,435,698)
Total equity (deficit)	(1,681,534)	(1,278,871)
Total liabilities and equity	$873,694	$1,835,499

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years Ended June 30,
	2024	2023

Revenue	$5,601,357	$5,090,846
Cost of revenue	3,549,328	2,842,786
Gross profit	2,052,029	2,248,060

Operating expenses:
Selling expenses	816,180	717,270
General and administrative	1,822,365	1,951,013
Total operating expenses	2,638,545	2,668,283

Loss from operations	(586,516)	(420,223)

Other income (expense):
Interest expense	(122,963)	(168,440)
Other Income	49	3,452
Other income / (expense)	(1,229,143)	(164,988)

Net (loss) income	$(709,430)	$(585,211)

Earnings (loss) per common share:
Basic	$-	$-

Weighted average common shares outstanding:
Basic	99,716,697	95,923,444

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(709,430)	$(585,211)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock based compensation	280,665	360,105
Stock issued for services	26,102	102,782
Depreciation/amortization expense	622,358	724,445
Changes in assets and liabilities:
Accounts receivable	51,996	(106,391)
Prepaid expenses and other	7,069	(6,159)
Accounts payable and accrued liabilities	(179,471)	(52,096)
Accrued liabilities	(231,536)	(12,215)
Deferred revenue	1,111	(2,668)
Net cash from (used) in operating activities	(131,136)	422,592

Cash flows from financing activities:
Net borrowings from notes payable to related parties	30,000	(217,183)
Repayments on notes payable	(71,000)
Repayments on note payable to bank under EIDL loan	(29,244)	(21,933)
Repayments on convertible notes payable	(79,000)	(105,000)
Net cash (used) provided by financing activities	(149,244)	(344,116)

Net change in cash and cash equivalents	(280,380)	78,476

Cash and cash equivalents, beginning of period	445,712	367,246

Cash and cash equivalents, end of period	$165,332	$445,712

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Equity

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

Balance, June 30, 2022	324,325	324	7,567	$8	93,316,288	$93,315	$22,344,293	$(23,850,487)	$(1,412,547)

Stock based compensation for employees	-	-	-	-			360,105	-	360,105
Issuance of Common Stock for employee Compensation	-	-			640,000	640	29,780		30,420
Issuance of common stock for services	-	-	-	-	1,472,387	1,473	70,889	-	72,362
Issuance of common stock to reduce debt					4,000,000	4,000	252,000		256,000
Net Income	-	-	-	-	-	-	-	(585,211)	(585,211)
Balance. June 30, 2023	324,325	324	7,567	$8	99,428,575	$99,428	$23,057,067	$(24,425,698)	$(1,278,871))

Stock based compensation for employees	-	-	-	-			280,665	-	280,665
Issuance of common stock for employee Compensation	-	-			562,500	562	22,500		23,062
Issuance of common stock for services	-	-	-	-	80,000	80	2,960	-	3,040
Net loss	-	-	-	-	-	-	-	(709,430)	(709,430)
Balance, June 30, 2024	324,325	324	7,567	$8	100,071,075	$100,070	$23,363,192	$(25,145,128)	$(1,681,534)

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

Going Concern

As of June 30, 2024, we had $165,332 in cash and cash equivalents and a working capital deficit of $1,836,385. We are dependent on funds raised through equity financing. Our cumulative net loss of $25,145,128 was funded by equity financing and we reported a net loss from operations of $709,430 for the year ended June 30, 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

Accounts Receivable, Net

Accounts Receivable from services are short-term nature of the Company’s receivables, where payment terms are typically 30 days. Receivables more than 90 days past due are considered delinquent. Delinquent receivables are evaluated and may be written off based on individual credit evaluation and specific circumstances of the customer.

The Company’s allowance for credit losses considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay. At each balance sheet date, all potentially uncollectable accounts are assessed individually for the purpose of determining the appropriate provision for doubtful accounts. Management has elected to use a credit risk-based, pool-level segmentation framework to calculate the expected loss rate. Management evaluates its experience with historical losses and then applies the historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market, or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be collectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to contract receivables. The Company’s allowance for doubtful accounts was $90,151 as of June 30, 2024 and $49,982 as of June 30, 2023.  As of June 30, 2024 and 2023, the Company has not incurred any material credit losses.

 Intangible Assets

Intangible assets represent software costs were capitalized at the time of acquisition and implementation and enhancement costs during the first 2 year and are depreciated on a straight-line basis over their estimated useful lives of five to seven years.

Intangible Assets - Capitalized Product Development Costs

Accounting Standards Codification (“ASC”) Topic 350, “Intangibles - Goodwill and Other” includes software that is part of a product or process to be sold to a customer and shall be accounted for under Subtopic 985-20. Our products contain embedded software internally developed by FTI, which is an integral part of these products because it allows the various components of the products to communicate with each other and the products are clearly unable to function without this coding.

The costs of product development that are capitalized once technological feasibility is determined (noted as Technology in progress in the Intangible Assets table, in Note 2 to Notes to Consolidated Financial Statements) include certifications, licenses, payroll, employee benefits, and other headcount-related expenses associated with product development. We determine that technological feasibility for our products is reached after all high-risk development issues have been resolved. Once the products are available for general release to our customers, we cease capitalizing the product development costs and any additional costs, if any, are expensed. The capitalized product development costs are amortized on a product-by-product basis using the straight-line amortization. The amortization begins when the products are available for general release to our customers.

As of June 30, 2024, and 2023, capitalized product development costs in progress were $0 and $203,838, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the years ended June 30, 2024 and 2023, we incurred $123,359 and $1,631,376, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of June 30, 2024 and 2023, there were no impairments of long-lived assets.

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

Segment Reporting

Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how our chief operating decision maker internally evaluates separate financial information, business activities and management responsibilities.   Accordingly, the company has one reportable segment, consisting of providing a comprehensive marketing technology platform.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the years ended June 30, 2024 and June 30, 2023.

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

The Company did not have any long-term leases that require lease accounting under ASC 842, Leases as of June 30, 2024 and 2023.

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

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. There are no material uncertain tax positions at June 30, 2024, other than as disclosed in Note 6.

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

Deferred Revenue as of June 30, 2023	$10,029
Revenue earned	11,460
Customer payments received	12,571
Deferred Revenue as of June 30, 2024	$11,140

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

Note 3 — Intangible Assets

Intangible assets consisted of the following:

	June 30, 2024	June 30, 2023

Software platform	$4,482,225	$4,482,225
Less accumulated amortization	(3,879,551)	(3,257,191)
Total intangible assets, net	$602,674	$1,225,034

Amortization expense, recorded as cost of revenue, related to internal use software totaled $622,358 and $724,445 for the years ended June 30, 2024 and 2023, respectively.

Amortization expenses for the future years are as follows:

Year ended June 30, 2024	Amount
2025	$459,342
2026	143,332
Total Unamortized Expense	$602,674

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of March 31, 2024. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of March 31, 2024. These shares are not entitled to receive dividends and shall not be entitled to any liquidation preference. Further the holders shall have no conversion rights, and the holders shall have the right to vote in an amount equal to 600 votes per share of Series A Preferred Stock.

The 7,567 shares of Series B Convertible Preferred Stock are convertible into 1,120,064 shares of common stock.

Issuance of Common Stock

During the year ended June 30, 2024, the Company issued 562,500 shares of Common Stock to employees. These shares were valued at the fair market value of $23,062 and expensed in the consolidated statements of operations.

During the year ended June 30, 2024, the Company issued 80,000 shares of Common Stock to vendors for services rendered. These shares were valued at the fair market value of $3,040 and expensed in the consolidated statements of operations.

During the year ended June 30, 2023, the Company issued 640,000 to members of the board of directors for services rendered. These shares were valued at the fair market value of $30,420 and expensed in the consolidated statements of operations.

During the year ended June 30, 2023, the Company issued 1,472,287 shares of common stock to employees. These shares were valued at the fair market value of $72,362 and expensed in the consolidated statements of operations.

Note 5 — Notes Payable to Related Parties

Notes payable to related parties consisted of the following:

	June 30, 2024	June 30, 2023
March 2020 – Total loan of $600,000 with interest rate at 12% per annum due in December 2020, currently due upon demand.	$100,000	$100,000
April 2020 – Total loan of $50,000 with interest rate at 12% per annum due in January 2021, currently due upon demand.	7,817	7,817
March 2024 – Total loan of $65,000 with interest rate at 12% per annum due in May 2024.	30,000	-
Total notes payable to related parties	137,817	107,817
Less current portion of notes payable to related parties	(137,817)	(107,817)
Notes payable to related parties, less current portion	$-	$-

•	March 2020 - $600,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $600,000 in exchange for a total of $565,000 cash payments with interest rate at 12% per annum due in December 2020. The total discount of the note was amortized over the life of the note and recorded as an interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the note balance. The note is in default and due upon demand and the interest rate was increased to 12%.  As of June 30, 2024 and 2023, the total unpaid and accrued interest was $13,437 and $5,437, respectively, and is recorded in accrued liabilities.

•	April 2020 - $50,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $50,000 with interest rate at 10% per annum due in December 2020.  In January 2021, the Company repaid $25,000 and in July 2022 repaid $17,183 of the note balance. The note is in default and the interest rate increased to 12%.  As of June 30, 2024 and 2023, the total unpaid and accrued interest was $2,240 and $1,615, respectively, and is recorded in accrued liabilities.

•	March 2024 - $65,000

During the quarter ended March 31, 2024, the Company entered into two promissory notes with related parties with a total value of $65,000 with interest rate at 12% per annum due in May 2024.  During the year ended June 30, 2024, the Company paid $35,000.   As of June 30, 2024, the total unpaid and accrued interest was $3,206 and is recorded in accrued liabilities.

Total interest expense on notes payable to related parties was $20,480 and $50,543 for the years ended June 30, 2024 and 2023, respectively.

Note 6 — Notes Payable

Notes payable consisted of the following:

	June 30, 2024	June 30, 2023
November and December 2017 – Total loan of $350,000 with no interest rate with maturity date of November and December 2018, currently the note is due upon demand.	$150,000	$150,000
February 2018 – Total loan of $150,000 with interest rate at 12% per annum with maturity date of August 2018, currently the note is due upon demand.	279,000	350,000
Total notes payable	429,000	500,000
Less current portion of notes payable	(429,000)	(500,000)
Notes payable, less current portion	$-	$-

•	November and December 2017 - $350,000

During the year ended June 30, 2018, the Company entered two promissory notes with an investor of the Company in the total amount of $350,000 with no interest rate due in November and December 2018.  These notes are considered payable upon demand as of June 30, 2023 and 2024.  During the year ended June 30, 2024 the Company paid $71,000 and intends to make monthly payments of $25,000 until the note is paid in full.

•	February 2018 - $150,000

During the year ended June 30, 2018, the Company issued a promissory note with an investor of the Company in the amount of $150,000 in exchange for $132,000 cash with an interest rate of 12% per annum.  The loan maturity date was extended to August 8, 2019, the discount was fully amortized as of June 30, 2024 and 2023.  As of June 30, 2024 and 2023, the total unpaid and accrued interest was $96,904 and $114,904, respectively, and is recorded in accrued liabilities.

Total interest expense on notes payable was $18,000 and $26,751 for the years ended June 30, 2024 and 2023, respectively.

Note 7 — Notes Payable to Bank – EIDL Loan

Notes payable to bank – EIDL loan consisted of the following:

	June 30, 2024	June 30, 2023
3.75% SBA EIDL Note Payable	448,823	478,067
Less current portion of notes payable to bank – EIDL loan	-	-
Notes payable to bank – EIDL loan, less current portion	$448,823	$478,067

During the year ended June 30, 2020, the Company executed the standard loan documents required for securing a loan (the “EIDL Loan”) from the United States Small Business Administration (the “SBA”) under its Economic Injury Disaster Loan (“EIDL”) assistance program in light of the impact of the COVID-19 pandemic on the Company’s business. The principal amount of the EIDL Loan is $500,000, with proceeds to be used for working capital purposes. Interest on the EIDL Loan accrues at the rate of 3.75% per annum and installment payments, including principal and interest, are due monthly beginning twelve months from the date of the EIDL Loan in the amount of $2,437. The balance of principal and interest is payable thirty years from the date of the promissory note and included as long-term debt on the balance sheet.

Total interest expense on notes payable to bank was $17,927 and $17,879 for the years ended June 30, 2024 and 2023, respectively.

Note 8 — Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2024	June 30, 2023
September 2018 – Convertible note of $440,000 with interest rate at 10% per annum with maturity date of September 2019.	-	79,000
September 2018 – Convertible note of $220,000 with interest rate at 10% per annum with maturity date of September 2019.	220,000	220,000
March 2019 – Convertible note of $640,000 with interest rate at 7% per annum with maturity date of September 2020.	244,802	244,802
Total notes payable	464,802	543,802
Less current portion of notes payable	(464,802)	(543,802)
Notes payable, less current portion	$-	$-

•	September 2018 - $440,000

On September 21, 2018, the Company entered into a convertible note with an investor of the Company with a face value of $440,000 in exchange for $400,000 cash payment with an interest rate of 10% per annum.   The discount of this note was amortized over the life of the note.

The key term of this convertible note is as follows:

	o	Twelve-month term with no payment required for the initial six months; after six months, the Company is required to repay investor interest and principal in six equal installments.
	o	The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share after the six months.
o

If the Company defaults on this note, the interest is increased to 12% and at the investors’ option, the principal and interest can be converted into the Company’s common stock at a 20% discount to the then current market.

o

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

As of June 30, 2024 and 2023, the total unpaid and accrued interest was $0 and $0, respectively.

•	September 2018 - $220,000

During the year ended June 30, 2019, the Company entered a convertible note with an investor of the Company with a face value of $220,000 in exchange for $200,000 cash payment with an interest rate of 10% per annum.  The discount of this note was amortized over the life of the note.  The note is in default and payable upon demand.  As of June 30, 2024 and 2023, the total unpaid and accrued interest was $149,829 and $123,417, respectively, and is recorded in accrued liabilities.

•	March 2019 - $640,000

During the year ended June 30, 2019, the Company entered into two promissory notes with an investor of the Company with a face value of $640,000 in exchange for a total of $600,000 cash payment. The discount of the Notes was amortized over the life of the Note and has an interest rate of 7%. The remaining principal is in default and payable upon demand and included as current debt on the balance sheet. As of June 30, 2024 and 2023, the total unpaid and accrued interest was $159,871 and $123,097, respectively, and is recorded in accrued liabilities.

Total interest expense on convertible notes payable was $63,186 and $57,341 for the years ended June 30, 2024 and 2023, respectively.

Note 9 – Income Taxes

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

Provision for Income Taxes

The components of the provision for income taxes are as follows:

Years Ended
	June 30, 2024	June 30, 2023
Current
Federal	-	-
State	-	-
Total current	$-	$-
Deferred
Federal	-	-
State	-	-
Total deferred	$-	$-
Total	$-	$-

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2024, and June 30, 2023 are as follows:

	Period Ended
	June 30, 2024	June 30, 2023
Deferred tax assets:
Net operating loss carryforwards	$10,728,983	$10,728,983
Other temporary differences	2,306,450	2,306,450
Total deferred tax assets	13,035,433	13,035,433
Change in valuation allowance	(13,035,433)	(13,035,433)
Effective income tax rate	$-	$-

Valuation Allowance

The Company has established a full valuation allowance against its net deferred tax assets as of June 30, 2024, and June 30, 2023. The valuation allowance was recorded because it is more likely than not that the Company will not realize its deferred tax assets, primarily due to cumulative losses incurred in recent years.

Unrecognized Tax Benefits

The Company has no unrecognized tax benefits as of June 30, 2024, and June 30, 2023.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for tax years ended 2019 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

Note 10 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of June 30, 2024, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

To the best of the Company’s knowledge and belief, no legal proceedings of merit are currently pending or threatened against the Company.

Note 11 — Risks and Uncertainties

The Company does not have a concentration of revenues from any individual customer (less than 10%).

The Company operates in a rapidly evolving and highly regulated industry and will only conduct business in legal cannabis states.

Note 12 — Stock Based Compensation and Payments

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

The average fair value of stock options granted was estimated to be $0.14 and $0.07 per share for the period ended June 30, 2024 and June 30, 2023. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

	2024	2023

Expected option life (years)	2-4	2 - 4
Expected stock price volatility	227to254%	227to254%
Expected dividend yield	-	—
Risk-free interest rate	0.44to0.54%	0.44to0.54%

A summary of option activity under the employee share option plan as of June 30, 2024 and 2023 and changes during the year then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2023	15,832,062	$0.06
Granted	2,500,000	$0.04
Exercised, converted	(558,062)	$0.00
Forfeited / exchanged / modification	-	-
Outstanding at July 1, 2023	17,774,000	$0.06
Granted	-	$0.00
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	(13,624,000)	$0.11
Outstanding at June 30, 2024	4,150,000	$0.08	0.5	$-
Exercisable at June 30, 2024	4,150,000	$0.08	0.5

Number of options available for grant at end of period	10,617,326

A summary of the status of the Company’s nonvested shares as of and for the years ended June 30, 2024 and 2023 is presented below

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2023	13,450,170	$0.11
Granted	2,500,000	$0.04
Vested	(15,287,562)	$0.07
Forfeited	-	-
Nonvested at July 1, 2023	662,608	$0.11
Granted		$-
Vested	(662,608)	$0.11
Forfeited	-	$-
Nonvested at June 30, 2024	-	$0.00

Stock-based compensation expense attributable to stock options was approximately $280,665 and $360,105 for the years ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and 2023, there was approximately $47,535 and $328,200, respectively, of unrecognized compensation expense related to 141,170 and 13,450,170, respectively, nonvested stock options outstanding, and the weighted average vesting period for those options was 1 years.

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

At June 30, 2024, the Company had outstanding warrants to purchase the Company’s common stock which were issued in connection with multiple financing arrangements. Information relating to these warrants is summarized as follows:

Warrants	Remaining Number Outstanding	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price
Warrants - Securities Purchase Agreement	360,577	0.02	0.78
Warrants A - Securities Purchase Agreement	28,072,364	0.02	$0.17
Total	28,432,941
Aggregate intrinsic value at June 30, 2024	$0

Note 13 — Related Party Transactions

The Company had the following related party transactions:

•	Notes payable to related parties:

o	March 2020 - $600,000

During the year ended June 30, 2020, the Company entered into a promissory note with the Chief Executive Officer with a face value of $600,000 in exchange for a total of $565,000 cash payments with interest rate at 12% per annum due in December 2020. The total discount of the note was amortized over the life of the note and recorded as an interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the note balance. The note is in default and due upon demand and the interest rate was increased to 12%.  As of June 30, 2024 and 2023, the total unpaid and accrued interest was $13,437 and $5,437, respectively, and is recorded in accrued liabilities.

o	April 2020 - $50,000

During the year ended June 30, 2020, the Company entered into a promissory note with the Chief Technology officer for $50,000 with interest rate at 10% per annum due in December 2020.  In January 2021, the Company repaid $25,000 and in July 2022 repaid $17,183 of the note balance. The note is in default and the interest rate increased to 12%.  As of June 30, 2024 and 2023, the total unpaid and accrued interest was $2,240 and $1,615, respectively, and is recorded in accrued liabilities.

o	March 2024 - $65,000

During the quarter ended March 31, 2024, the Company entered into two promissory notes with the executives of the Company with a total value of $65,000 with interest rate at 12% per annum due in May 2024.  During the year ended June 30, 2024, the Company paid $35,000.   As of June 30, 2024, the total unpaid and accrued interest was $3,206 and is recorded in accrued liabilities.

Total interest expense on notes payable to related parties was $20,480 and $50,543 for the years ended June 30, 2024 and 2023, respectively.

Note 14 — Leases

On January 1, 2024 the Company extended its Denver, Colorado headquarter lease for 12 months through December 31, 2024. During the past fiscal year, a majority of the Company’s employees have been working remotely and the Company does not know if they will continue to keep this location or relocate to a small facility. Therefore, in accordance with ASC 842 the Company will not record an operating right of use asset and operating lease liability because of the short term nature of this amendment. The Company will recognize lease expense on a monthly basis through the life of this lease of approximately $41,000.

Note 15 — Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2024, through November 5, 2024. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2024.

