Form 10-Q
period 2024-12-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2025-02-14
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of February 14, 2025 was 100,071,075

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

The unaudited interim condensed financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED BALANCE SHEETS

	(Unaudited) December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$450,481	$165,332
Accounts receivable (net of allowance for doubtful accounts of $40,346 and $90,151, respectively)	96,787	83,480
Prepaid expenses and other current assets	839	21,208
Total current assets	548,107	270,020
Intangible assets, net	361,670	602,674
Other assets	1,000	1,000
Total assets	$910,777	$873,694

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$61,366	$129,367
Accrued liabilities	986,724	934,279
Deferred revenue	8,416	11,140
Notes payable to related parties	-	137,817
Notes payable	429,000	429,000
Notes payable to bank – EIDL loan	29,244	29,640
Convertible notes payable	464,802	464,802
Total current liabilities	1,979,552	2,136,045
Notes payable to bank – EIDL loan, net of current portion	489,409	419,183
Total liabilities	2,468,961	2,555,228

Commitments and contingencies (Note 10)

Equity:
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	324	324

Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at December 31, 2024 and June 30, 2024, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 100,071,075 shares issued and outstanding at December 31, 2024 and 100,071,075 shares issued and outstanding at June 30, 2024	100,070	100,070
Additional paid in capital	23,400,226	23,363,192
Accumulated deficit	(25,058,812)	(25,145,128)
Total equity (deficit)	(1,558,184)	(1,681,534)
Total liabilities and equity	$910,777	$873,694

See accompanying notes to condensed unaudited financial statements.

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited) Three months Ended December 31,		(Unaudited) Six months Ended December 31,
	2024	2023	2024	2023

Revenue	$1,717,127	$1,434,132	$3,326,600	$2,603,753
Cost of revenue	962,929	985,467	1,823,121	1,798,811
Gross profit	754,198	448,665	1,503,479	804,942

Operating expenses:
Selling expenses	180,795	181,379	356,523	377,750
General and administrative	476,735	464,365	1,017,801	985,280
Total operating expenses	657,530	645,744	1,374,324	1,363,030

Income (loss) from operations	96,668	(197,079)	129,155	(558,088)

Other income (expense):
Interest expense	(22,570)	(22,944)	(43,556)	(60,568)
Other Income	717	13	718	48
Other income / (expense)	(21,853)	(22,931)	(42,838)	(60,520)

Net (loss) income	$74,815	$(220,010)	$86,317	$(618,608)

Earnings (loss) per common share:
Basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic and diluted	100,071,075	99,428,575	100,071,075	99,428,575

See accompanying notes to condensed unaudited financial statements

LEAFBUYER TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

Balance, June 30, 2023	324,325	324	7,567	$8	99,428,575	$99,428	$23,057,067	$(24,425,698)	$1,278,871)

Stock based compensation for employees	-	-	-	-			172,973	-	172,973
Net Loss	-	-	-	-	-	-	-	(618,608)	(618,608)
Balance. December 31, 2023 (unaudited)	324,325	324	7,567	$8	99,428,575	$99,428	$23,230,040	$(25,054,305)	$(1,724,504)

Balance, June 30, 2024	324,325	324	7,567	$8	100,071,075	$100,070	$23,363,192	$(25,145,129)	$(1,681,534)
Stock based compensation for employees	-	-			-	-	37,034		37,034
Net Income	-	-	-	-	-	-	-	86,317	86,317
Balance, December 31, 2024 (Unaudited)	324,325	324	7,567	$8	100,071,075	$100,070	$23,400,226	$(25,058,812)	$(1,558,184)

See accompanying notes to condensed unaudited financial statements.

LEAFBUYER TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited) Six months ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$86,317	$(618,608)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock based compensation	37,034	172,973
Depreciation and amortization expense	241,003	362,223
Changes in assets and liabilities:
Accounts receivable	(13,307)	(9,595)
Prepaid expenses and other	20,369	12,668
Accounts payable	(67,999)	32,565
Accrued liabilities	136,897	(81,644)
Deferred revenue	(2,726)	-
Net cash provided by (used in) operating activities	437,588	(129,418)

Cash flows from financing activities:
Repayments notes payable to related parties	(137,817)	-
Repayments on notes payable	-	(50,000)
Repayments on note payable to bank under EIDL loan	(14,622)	(39,622)
Net cash provided by (used in) financing activities	(152,439)	(89,622)

Net change in cash and cash equivalents	285,149	(219,040)

Cash and cash equivalents, beginning of period	165,332	445,721

Cash and cash equivalents, end of period	$450,481	$226,681

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2024, has been derived from audited financial statements. The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As of December 31, 2024, we had $450,481 in cash and cash equivalents and a working capital deficit of $1,451,445. We are dependent on funds raised through equity financing. Our accumulated deficit through December 31, 2024 of $25,058,812 was funded by debt and equity financing and we reported a net income from operations of $86,317 for the six months ended December 31, 2024. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 “Summary of Significant Accounting Policies,” in the Company’s financial statements included in the Company’s June 30, 2024 Form 10-K. During the six months ended December 31, 2024, there were no significant changes made to the Company’s significant accounting policies.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the quarter ended December 31, 2024.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts Receivable from services are short-term nature of the Company’s receivables, where payment terms are typically 30 days. Receivables more than 90 days past due are considered delinquent. Delinquent receivables are evaluated and may be written off based on individual credit evaluation and specific circumstances of the customer.

The Company’s allowance for credit losses considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay. At each balance sheet date, all potentially uncollectable accounts are assessed individually for the purpose of determining the appropriate provision for doubtful accounts. Management has elected to use a credit risk-based, pool-level segmentation framework to calculate the expected loss rate. Management evaluates its experience with historical losses and then applies the historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market, or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be collectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to contract receivables. The Company’s allowance for doubtful accounts was $40,346 as of December 31, 2024 and $90,151 as of June 30, 2024. At December 31, 2024 and June 30, 2024, the Company has not incurred any material credit losses.

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

As of December 31, 2024 and June 30, 2024, capitalized product development costs in progress were $0, respectively. For the periods ending December 31, 2024 and June 30, 2024, we incurred $0 and $0, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

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

Deferred Revenue as of June 30, 2024	$11,140
Revenue earned	$(2,724)
Customer payments received	$-
Deferred Revenue as of December 31, 2024	$8,416

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

Note 3 — Intangible Assets

Intangible assets consisted of the following:

	December 31, 2024	June 30, 2024

Software platform	$4,482,225	$4,482,225
Less accumulated amortization	(4,120,555)	(3,879,551)
Total intangible assets, net	$361,670	$602,674

Amortization expense, recorded as cost of revenue, related to internal use software totaled $125,820 and $724,445 for the six months ended December 31, 2024 and 2023, respectively.

Amortization expenses for the future years are as follows:

Year ended:	Amount
2025	$218,338
2026	143,332
Total Unamortized Expense	$361,670

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of December 31, 2024. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of December 31, 2024.

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

The 7,567 shares of Series B Convertible Preferred Stock are convertible into 1,120,064 shares of common stock.

Note 5 — Notes Payable to Related Parties

Notes payable to related parties consisted of the following:

	December 31, 2024	June 30, 2024
March 2020 – Total loan of $600,000 with interest rate at 12% per annum due in December 2020, currently due upon demand.	$-	$100,000
April 2020 – Total loan of $50,000 with interest rate at 12% per annum due in January 2021, currently due upon demand.	-	7,817
March 2024 – Total loan of $65,000 with interest rate at 12% per annum due in May 2024.	-	30,000
Total notes payable to related parties	-	137,817
Less current portion of notes payable to related parties	-	(137,817)
Notes payable to related parties, less current portion	$-	$-

•	March 2020 - $600,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $600,000 in exchange for a total of $565,000 cash payments with interest rate at 12% per annum due in December 2020. The total discount of the note was amortized over the life of the note and recorded as an interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the note balance. The note was in default and due upon demand and the interest rate was increased to 12% as of June 30, 2024 and the outstanding loan amount of $100,000 was paid in full on September 17, 2024.  As of December 31, 2024 and June 30, 2024, the total unpaid and accrued interest was $13,437 and is recorded in accrued liabilities.

•	April 2020 - $50,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $50,000 with interest rate at 10% per annum due in December 2020.  In January 2021, the Company repaid $25,000 and in July 2022 repaid $17,183 of the note balance. The note was in default and the interest rate increased to 12% as of June 30, 2024 and the outstanding loan amount of $7,817 was paid in full on September 17, 2024.  As of December 31, 2024 and June 30, 2024, the total unpaid and accrued interest was $2,373 and $2,240, respectively, and is recorded in accrued liabilities.

•	March 2024 - $65,000

During the quarter ended March 31, 2024, the Company entered into two promissory notes with related parties with a total value of $65,000 with interest rate at 12% per annum due in May 2024.  During the year ended June 30, 2024, the Company paid $35,000 and the outstanding loan amount of $30,000 was paid on September 17, 2024.   As of December 31, 2024 and June 30, 2024, the total unpaid and accrued interest was $3,792 and $3,206, respectively, and is recorded in accrued liabilities.

Total interest expense on notes payable to related parties was $2,613 for the six months ended December 31, 2024 and $1,908 for the six months ended December 31, 2024.

Note 6 — Notes Payable

Notes payable consisted of the following:

	December 31, 2024	June 30, 2024
November and December 2017 – Total loan of $350,000 with no interest rate with maturity date of November and December 2018, currently the note is due upon demand.	$150,000	$150,000
February 2018 – Total loan of $150,000 with interest rate at 12% per annum with maturity date of August 2018, currently the note is due upon demand.	279,000	350,000
Total notes payable	429,000	500,000
Less current portion of notes payable	(429,000)	(500,000)
Notes payable, less current portion	$-	$-

•	November and December 2017 - $350,000

During the year ended June 30, 2018, the Company entered two promissory notes with an investor of the Company in the total amount of $350,000 with no interest rate due in November and December 2018.  These notes are considered payable upon demand as of December 31, 2024  and June 30, 2024.  During the year ended June 30, 2024 the Company paid $71,000 and intends to make monthly payments of $25,000 until the note is paid in full.

•	February 2018 - $150,000

During the year ended June 30, 2018, the Company issued a promissory note with an investor of the Company in the amount of $150,000 in exchange for $132,000 cash with an interest rate of 12% per annum.  The loan maturity date was extended to August 8, 2019, the discount was fully amortized as of June 30, 2024 and 2023.  As of December 31, 2024 and June 30, 2024, the total unpaid and accrued interest was $105,904 and $114,904, respectively, and is recorded in accrued liabilities.

Total interest expense on notes payable was $900 and $9,000 for the six months ended December 31, 2024 and 2023.

Note 7 — Notes Payable to Bank – EIDL Loan

Notes payable to bank – EIDL loan consisted of the following:

	December 31, 2024	June 30, 2024
3.75% SBA EIDL Note Payable	441,512	448,823
Less current portion of notes payable to bank – EIDL loan	-	-
Notes payable to bank – EIDL loan, less current portion	$441,512	$448,823

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

Total interest expense on notes payable to bank was $9,725 and $9,725 for the six months ending December 31, 2024 and 2023, respectively.

Note 8 — Convertible Notes Payable

Convertible notes payable consisted of the following:

	December 31, 2024	June 30, 2024
September 2018 – Convertible note of $220,000 with interest rate at 10% per annum with maturity date of September 2019.	220,000	220,000
March 2019 – Convertible note of $640,000 with interest rate at 7% per annum with maturity date of September 2020.	244,802	244,802
Total notes payable	464,802	464,802
Less current portion of notes payable	(464,802)	(464,802)
Notes payable, less current portion	$-	$-

•	September 2018 - $220,000

During the year ended June 30, 2019, the Company entered a convertible note with an investor of the Company with a face value of $220,000 in exchange for $200,000 cash payment with an interest rate of 10% per annum.  The discount of this note was amortized over the life of the note.  The note is in default and payable upon demand.  As of December 31, 2024 and June 30, 2024, the total unpaid and accrued interest was $160,829 and $149,829, respectively, and is recorded in accrued liabilities.

•	March 2019 - $640,000

During the year ended June 30, 2019, the Company entered into two promissory notes with an investor of the Company with a face value of $640,000 in exchange for a total of $600,000 cash payment. The discount of the Notes was amortized over the life of the Note and has an interest rate of 7%. The remaining principal is in default and payable upon demand and included as current debt on the balance sheet. As of December 31, 2024 and June 30, 2024, the total unpaid and accrued interest was $168,439 and $159,871, respectively, and is recorded in accrued liabilities.

Total interest expense on notes payable to bank was $19,568 and $30,156 for the six months ending December 31, 2024 and 2023, respectively.

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

Provision for Income Taxes

The components of the provision for income taxes are as follows:

Period Ended
	December 31, 2024	June 30, 2024
Current
Federal	-	-
State	-	-
Total current	$-	$-
Deferred
Federal	-	-
State	-	-
Total deferred	$-	$-
Total	$-	$-

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and June 30, 2024, are as follows:

	Period Ended
	December 31, 2024	June 30, 2024
Deferred tax assets:
Net operating loss carryforwards	$10,728,983	$10,728,983
Other temporary differences	2,306,450	2,306,450
Total deferred tax assets	13,035,433	13,035,433
Change in valuation allowance	(13,035,433)	(13,035,433)
Effective income tax rate	$-	$-

Valuation Allowance

The Company has established a full valuation allowance against its net deferred tax assets as of December 31, 2024 and June 30, 2024. The valuation allowance was recorded because it is more likely than not that the Company will not realize its deferred tax assets, primarily due to cumulative losses incurred in recent years.

Unrecognized Tax Benefits

The Company has no unrecognized tax benefits as of December 31, 2024 and June 30, 2024.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for tax years ended 2019 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

Note 10 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of December 31, 2024, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

The average fair value of stock options granted was estimated to be $0.14 and $0.07 per share for the period ended December 31, 2024 and June 30, 2024. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2024

Expected option life (years)	2-4
Expected stock price volatility	227 to 254%
Expected dividend yield	-
Risk-free interest rate	0.44 to 0.54%

A summary of option activity under the employee share option plan as of June 30, 2024 and 2023 and changes during the year then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2024	4,150,000	$0.08
Granted	-	$0.04
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	-	-
Outstanding at December 31, 2024	4,150,000	$0.06
Exercisable at December 31, 2024	4,150,000	$0.06	0.3

Number of options available for grant at end of period	10,617,326

A summary of the status of the Company’s nonvested shares as of and for the period ended December 31, 2024 is presented below

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2024	-	$-
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Nonvested at December 31, 2024	-	$-

Stock-based compensation expense attributable to stock options was approximately $37,034 and $172,973 for the six months ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and June 30, 2024, there was approximately $10,500 and $47,535, respectively, of unrecognized compensation expense related to the stock options outstanding, and the weighted average vesting period for those options was less than a year.

Warrants

At December 31, 2024, the Company had no outstanding warrants to purchase the Company’s common stock as the warrants previously outstanding expired on July 8, 2024.

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

During the year ended June 30, 2020, the Company entered into a promissory note with the Chief Executive Officer with a face value of $600,000 in exchange for a total of $565,000 cash payments with interest rate at 12% per annum due in December 2020. The total discount of the note was amortized over the life of the note and recorded as an interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the note balance. The note was in default and due upon demand and the interest rate was increased to 12% as of June 30, 2024 and the outstanding loan amount of $100,000 was paid in full on September 17, 2024.  As of December 31, 2024 and June 30, 2024, the total unpaid and accrued interest was $13,437 and is recorded in accrued liabilities.

o	April 2020 - $50,000

During the year ended June 30, 2020, the Company entered into a promissory note with the Chief Technology officer for $50,000 with interest rate at 10% per annum due in December 2020.  In January 2021, the Company repaid $25,000 and in July 2022 repaid $17,183 of the note balance. The note was in default and the interest rate increased to 12% as of June 30, 2024 and the outstanding loan amount of $7,817 was paid in full on September 17, 2024.  As of December 31, 2024 and June 30, 2024, the total unpaid and accrued interest was $2,373 and $2,240, respectively, and is recorded in accrued liabilities.

o	March 2024 - $65,000

During the quarter ended March 31, 2024, the Company entered into two promissory notes with the executives of the Company with a total value of $65,000 with interest rate at 12% per annum due in May 2024.  During the year ended June 30, 2024, the Company paid $35,000 and the outstanding loan amount of $30,000 was paid on September 17, 2024.   As of December 31, 2024 and June 30, 2024, the total unpaid and accrued interest was $3,792 and $3,206, respectively, and is recorded in accrued liabilities.

Total interest expense on notes payable to related parties was $2,613 for the six month ended December 31, 2024 and $1,908 for the six months ended December 31, 2023.

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

Note 15 — Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2024, through February 14, 2025. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2024.

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

Our unaudited interim condensed financial statements for the six months ended December 31, 2024 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2025. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2024, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended December 31, 2024 and 2023

	Three months Ended December 31,
	2024	2023	Change	%
Revenue	$1,717,127	$1,434,132	$282,995	20%
Cost of revenue	962,929	985,467	(22,538)	(2)%
Gross profit	754,198	448,665	305,533	68%

Total operating expenses	657,530	645,744	11,786	2%

Interest expense & other income	(21,853)	(22,931)	1,078	(5)%

Net loss	$74,815	$(220,010)	$294,825	134%

Revenues

During the three months ended December 31, 2024, we generated $1.7million of revenues, compared to revenues of $1.4 million during the three months ended December 31, 2023. The increase was primarily due to the additional text services.

Gross Profit

Gross profit increased to $754,198 for the period ended December 31, 2024, which was an increase over the same period ended December 31, 2023 of $305,533. Gross profits increased in the quarter because the cost of third-party texting fees was included in our pricing agreements, unlike in 2023, cost of revenue increased, and the company did not have time to respond to the change in our pricing agreements.

Expenses

During the three months ended December 31, 2024, we incurred total operating expenses of $657,530 compared to $645,744 for the same period ending in 2023. The minimal increase in operating costs is primarily because of increase in personnel cots offset by lower stock- based compensation expense.

Interest expense was $21,853 for the three months ended December 31, 2024 compared to interest expense of $22,931 for the same period ending December 31, 2023, because of the reduction in notes payable during the year.

Net Income

During the three months ended December 31, 2024 we realized a net income of $74,815, compared to a net loss of $220,010 for the three months ended December 31, 2023.

Comparison of results of operations for the six months ended December 31, 2024 and 2023

	Six months Ended December 31,
	2024	2023	Change	%
Revenue	$3,326,600	$2,603,753	$722,847	28%
Cost of revenue	1,823,121	1,798,811	24,310	2%
Gross profit	1,503,479	804,942	698,537	87%

Total operating expenses	1,374,324	1,363,030	11,294	1%

Interest expense & other income	(42,838)	(60,520)	17,682	(29)%

Net loss	$86,317	$(618,608)	$704,925	114%

Revenues

During the six months ended December 31, 2024, we generated $3.3 million of revenues, compared to revenues of $2.6 million during the six months ended December 31, 2023. The increase was primarily due to the additional text services.

Gross Profit

Gross profit increased to $1.5 million for the period ended December 31, 2024, which was an increase over the same period ended December 31, 2023 of approximately $700,000. Gross profits increased in the quarter because the cost of third-party texting fees was included in our pricing agreements, unlike in 2023, cost of revenue increased, and the company did not have time to respond to the change in our pricing agreements.

Expenses

During the six months ended December 31, 2024, we incurred total operating expenses of $1.4 compared to $1.4 million for the same period ending in 2023. The minimal increase in operating costs is primarily because of increase in personnel cots offset by lower stock- based compensation expense.

Interest expense was $42,838 for the six months ended December 31, 2024 compared to interest expense of $60,520 for the same period ending December 31, 2023, because of the reduction in notes payable during the year.

Net Income

During the six months ended December 31, 2024 we realized a net income of $86,317, compared to a net loss of $618,608 for the six months ended December 31, 2023.

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

At December 31, 2024 we had $450,481 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six months Ended December 31,
	2024	2023
Net cash (used in)/provided by operating activities	$437,588	$(129,418)
Net cash used in investing activities	$-	$-
Net cash used in financing activities	$(152,439)	$(89,622)

As of December 31, 2024, we had $450,481 in cash and cash equivalents and a working capital deficit of $1,431,445. We are dependent on funds raised through equity financing. Our accumulated deficit of $25,058,812 was funded by equity financing and we reported a net income from operations of $86,317 for the six months ended December 31, 2024. During the six months ending December 31, 2024, we paid $152,439 to reduce related parties’ debt, and we did not expend any monies through investing activities (acquiring assets). The Company realized more gross profit during the six months ending December 31, 2024 compared to the same period in 2023 which provided cash from operating activities and allowed the Company to pay down more debt in 2024 than 2023.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2024 and June 30, 2024.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six months ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended December 31, 2024, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: February 14. 2025	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

