Form 10-K
period 2025-06-30
LEAFBUYER TECHNOLOGIES, INC.
filed 2025-09-29
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the common equity held by non-affiliates of the Registrant (assuming for this purpose, but without conceding, that all executive officers and Directors are “affiliates” of the Registrant) as of December 31, 2024 the last day of business day of the Registrant’s most recently completed second fiscal quarter was $2,001,422 based on $0.02 per share price.

The number of shares outstanding of the Registrant’s Common Stock as of September 29, 2025 was 100,071,075

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

In June of 2024 Leafbuyer Technologies Inc. released 2 new products, an enhanced loyalty program that includes more features and the ability for larger MSO to customize a loyalty program based on their needs.  This gives us a competitive advantage and flexibility to meet the needs of our customers.   Leafbuyer Technologies Inc. also released Instant Action, this gives customers the ability to send video messages, social media reels as part of their MMS messaging service.  This allows a more impactful text message and produces a new revenue stream for Leafbuyer as this is a premium service upgrade to sending a regular SMS or MMS message.

Cost Control

One of our top priorities has been reducing costs by building better more efficient technology, while converting some positions to part-time and focusing on high-margin products that help retain current customers.  In 2024 we have continued to focus on cutting and renegotiating system costs, credit card expenses and other insurance related costs to improve the efficiency of the company.  This has translated into thousands of dollars in monthly savings.

The Team

As of June 30 2025 we have 12 full-time and part-time employees and our headquarters are located in Greenwood Village, Colorado.  In addition, we currently have sales teams in Colorado, Oklahoma and Iowa. Leafbuyer also has relationships with numerous contractors including development and referral partners which it retains from time to time. A majority of our employees are involved in sales and customer service roles.

Growth State by State

As new states continue to legalize marijuana sales and the market expands, so do Leafbuyer. As of June 2025, Leafbuyer now works with clients in 26 legal states including California, Colorado, Washington, Oklahoma, Oregon, and Michigan and we are continuing our efforts to expand into all legal markets. Our primary focus are markets that have the most potential and that are continuing to expand and show stability.

The marginal cost for Leafbuyer to enter a market is minimal in comparison to growers or retail operations. In order for us to enter a new market, most of our costs include sales and marketing personnel and grassroots efforts to grow the consumer base in the new market. With the changing times of Covid-19, virtual meetings have doubled and are more accepted, which reduces the cost of travel and office space in smaller markets.

We have formed numerous partnerships in the industry with Point-of-Sale (“POS”) companies. We have solid integrations with 90% of the top POS companies and are continuing to work to deepen those capabilities as they are built.

2026 and Beyond

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

We are accelerating growth with our platform by offering custom-branded applications. This product works in conjunction with our texting and loyalty platform to provide a truly unique value proposition. Text marketing is monetized through a monthly usage fee while the Custom Application is monetized as a monthly subscription fee.  We anticipate a significant reduction in provider costs over time as each application sold allows for push notifications, which reduces our overall cost to send via SMS or MMS.

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

ITEM 1A. RISK FACTORS

Risks Related to the Business

We have minimal financial resources. Our company financial statements include a footnote disclosure stating that there is substantial doubt about our ability to continue as a going concern.

Leafbuyer Technologies, Inc. operates in a highly regulated industry, is an early-stage company and has minimal financial resources. We had a cash balance of $853,759 as of June 30, 2025. We had an accumulated deficit of $24,884,457 as of June 30, 2025. We may seek additional financing. The financing sought may be in the form of equity or debt financing from various sources yet unidentified. We cannot assure you that we will generate sufficient revenue or obtain the necessary financing to continue as a going concern.

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

Leafbuyer’s operations and business strategy are completely dependent upon the knowledge, Technology Development and business connections of Rossner, Goerner and Breen our executive officers. They are under no contractual obligation to remain employed by Leafbuyer.  If they choose to leave us for any reason or become ill and unable to work for an extended period of time before we have hired additional personnel, our operations could likely fail. Even if we can find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described in this Annual Report. We will likely fail without the services of our current executive officers (or hiring appropriate replacement(s)).

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

Our current Board of Directors and executive officers hold approximately 25.8% of the voting power of our outstanding voting capital stock as of June 30, 2025. These parties have a controlling influence in determining the outcome of any corporate transaction or other matters submitted to our stockholders for approval, including mergers, consolidations and the sale of all or substantially all our assets, election of directors, and other significant corporate actions. As such, these shareholders have the power to prevent or cause a change in control; therefore, without their consent we could be prevented from entering into transactions that could be beneficial to us. The interests of our executive officers may give rise to a conflict of interest between us and our shareholders.

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

Change of auditing firm.

On a letter from the SEC dated May 3rd, 2024, we disclosed the firing of our audit firm BF Borgers on May 8, 2024, and the hiring of our current new firm BCRG Group (BCRG) to re-review and re-audit our 2023 and 2024 3rd quarter 10-Q, as well as our 2023 and 2024 10-K filings. We had no significant or material changes to our reported numbers.

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

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2025.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2025. These shares are not entitled to receive dividends and shall not be entitled to any liquidation preference. Further the holders shall have no conversion rights, and the holders shall have the right to vote in an amount equal to 600 votes per share of Series A Preferred Stock.

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

	Year ended June 30, 2025
	High	Low
Quarter ended June 30, 2025	$0.02	$0.02
Quarter ended March 31, 2025	$0.02	$0.02
Quarter ended December 31, 2024	$0.02	$0.01
Quarter ended September 30, 2024	$0.03	$0.02

	Year ended June 30, 2024
	High	Low
Quarter ended June 30, 2024	$0.03	$0.02
Quarter ended March 31, 2024	$0.03	$0.03
Quarter ended December 31, 2023	$0.04	$0.04
Quarter ended September 30, 2023	$0.07	$0.06

Holders

As of June 30, 2025, there were approximately 9,000 holders of record of our common stock.

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

On November 6, 2018, we acquired a customer facing software (“Loyalty Software”) through a Stock Purchase Agreement, in which we acquired all the issued and outstanding capital stock of Greenlight Technologies, Inc. (“GTI”) from its shareholders. At the time of the transaction, there were no employees working for GTI, no systems and no assets, other than the Loyalty Software. GTI’s legal entity was dissolved in the transaction, and the Loyalty Software was assumed by us. Management determined that the purchase of GTI did not constitute a business purchase and recorded the transaction as a purchase of software. The consideration for the Loyalty Software was 2,916,667 shares of our common stock, par value $0.001 per share and cash of approximately $450,000. Total value of the Loyalty Software was estimated at approximately $3,010,000. During the year ended June 30, 2020, an additional 366,667 of our shares of common stock (for a value of $262,500) was issued to shareholders of GTI as final settlement of the purchase agreement.

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

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2025.

In addition, the Company has 10,000,000 preferred stocks authorized with a par value of $0.001 per share as of June 30, 2025. These shares are not entitled to receive dividends and shall not be entitled to any liquidation preference. Further the holders shall have no conversion rights, and the holders shall have the right to vote in an amount equal to 600 votes per share of Series A Preferred Stock.

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

The Leafbuyer Technology Platform reaches millions of cannabis consumers every month through its web-based platform, loyalty platform and smart application technology. Our website’s sophisticated vendor dashboard allows our clients to update their menus, deals and create real-time messages to communicate with consumers 24/7. The platform also provides a robust reporting feature to track the vendors’ return on investment. With the increased popularity of Leafbuyer texting/loyalty program, clients can communicate through SMS, MMS as well as push notifications within a custom branded application. Our website, and its progressive web applications, host a robust search algorithm like popular travel or hotel sites, where our clients' and customers can search the database for appealing offers. They can also search through thousands of menu items and products, create a profile, sign up to receive deal alerts and place online orders for pick up or delivery. In November of 2020 Leafbuyer Technologies Inc. completed a customizable white label application solution for the dispensary clients. Consumers can search, shop, earn rewards, place orders, and communicate with their favorite stores all in one convenient application. The application can also be completely branded for the dispensary and allows for 24/7 communication with their patrons. Through this application we have been able to reduce costs, increase customer retention, and improve deliverability for our clients. In March of 2023 we launched our total network program that posts SMS/MMS messages directly to Leafbuyer.com from our texting and loyalty platform. This gives our customers the ability to reach a brand-new audience and also gain signups through Leafbuyer.com. This gives us a competitive advantage over other texting companies and provides fresh content daily to users of Leafbuyer.com. In 2024 and 2025 Leafbuyer entered into several agreements with POS companies and value-added resellers (VAR) to offer white label and provider services to their customers. This has helped expand Leafbuyers sales footprint by allowing our channel partners to offer Leafbuyer solutions through their platforms.

We continue an aggressive push into all legal cannabis states. Increasing our marketing and sales presence in new markets is a primary objective. Along with this expansion, we continue to develop innovative technologies that will serve cannabis dispensaries and product companies in attracting and retaining consumers.

Leafbuyer operates in a rapidly evolving and highly regulated industry that, as has been estimated by Fortune Business Insights to reach a global market size of 444.34 billion by 2030, with a 34.03% CAGR. Our founders and our Board of Directors have been, and will continue to be, aggressive in pursuing long-term opportunities.

We plan to grow organically through the aggressive deployment of sales and marketing resources into legal cannabis states as well as adding new feature product sets to increase revenue from our current client base. We understand that to obtain a significant market share we may need to look for acquisitions for a sizable portion of that growth. However, there can be no assurance that we will be able to locate and acquire such opportunities or that they will be on terms that are favorable to us. The company does see headwinds on the horizon in terms of decreased market demand for texting products across the market. With the start of mandatory DLC registration, some customers have opted out of service contracts due to the increased scrutiny of marketing messages. The company’s hope is this is a temporary pullback in ad spending and continued growth can possibly occur in the future. The company has pivoted some sales efforts to lower margin but higher value VAR relationships.

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

Results of Operations for the years ended June 30, 2025, versus June 30, 2024

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024	$ Change	% Change

Revenue	$6,471,573	$5,601,357	870,216	16%
Cost of revenue	3,646,763	3,549,328	97,435	3%
Gross profit	2,824,810	2,052,029	760,781	38%

Operating expenses:
Selling expenses	653,040	816,180	(163,140)	(20)%
General and administrative	1,869,593	1,822,365	47,228	3%
Total operating expenses	2,522,633	2,638,545	(115,912)	(4)%

Profit (Loss) from operations	302,177	(586,516)	888,693	151%

Other income/(expense)	(41,505)	(122,914)	81,409	66%
Net profit (loss)	$260,672	$(709,430)	970,102	137%

Revenues

During the year ended June 30, 2025, we generated $6,471,573 in revenues, compared to revenues of $5,601,357 during the year ended June 30, 2024. The increase was primarily due to upgrades from current contracts as well as an increase in channel partner agreements.  In 2024 and 2025 Leafbuyer has entered into several agreements with major POS companies to offer white label and text marketing solutions to their customers.

Gross Profit

Gross profit increased to $2,812,810 for the period ended June 30, 2025, which was an increase of $760,781 over the same period last year of June 30, 2024. Gross profit as a percentage of revenue increased from 44% to 37% for the period ended June 30, 2025 over June 30, 2024 because we negotiated more favorable pricing with our 3rd party text providers.

Expenses

During the year ended June 30, 2025, we incurred total operating expenses of $2,522,633, compared to $2,638,545 for the period ending June 30, 2024. The decrease of $115,912 or 4% was primarily due to less sales payroll and commission expense and stock-based compensation expense.

Other expenses of $41,505 for the year end June 30, 2025 compared to other expenses of $122,914 for the same period ending June 30, 2024 because of the reduction in notes payable during the year.

Net Profit (Loss)

During the year ending June 30, 2025 we incurred a net profit of $260,672, compared to a net loss of $709,430 for the year ended June 30, 2024.

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

At June 30, 2025 we had $853,759 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Year Ended June 30,
	2025	2024
Net cash provided (used) in operating activities	$855,488	$(131,136)
Net cash used in investing activities	$-	$-
Net cash (used) by financing activities	$(167,061)	$(149,244)
Net change in cash and cash equivalents	$696,457	$(280,380)

As of June 30, 2025, we had $853,759 in cash and cash equivalents and a working capital deficit of $1,042,874. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,884,457 was funded by equity financing.

During the year ended June 30, 2025, net cash provided from operations was $855,488 compared to net cash used from operations of $131,136 for the same period ending June 30, 2024. The difference is primarily because of the lower net profit from operations realized in fiscal year 2025.

During the years ended June 30, 2025 and 2024, we did not use any cash for investing activities.

Net cash flow used for financing activities for the year ended June 30, 2025 was $167,061 compared to cash used for financing activities during the same period in 2024 of $149,244. The difference is primarily because less cash was used to reduce debt obligations.

Our increase in cash and cash equivalents for the year ended June 30, 2025, was primarily net cash provided from operating activities.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On a letter from the SEC dated May 3rd, 2024, we disclosed the firing of our audit firm BF Borgers on May 8th, 2024 and the hiring of our current new firm BCRG Group (BCRG) to re-review and re-audit our 2023 and 2024 3rd quarter 10-Q, as well as our 2023 and 2024 10-K filings. We had no significant or material changes to our reported numbers.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the fiscal year ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting in order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management, with the participation of our principal executive officer and principal financial officer have conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2025. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses, which are indicative of many small companies with small staff:

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

Management believes that despite our material weaknesses set forth above, our financial statements for years ended June 30, 2025 and 2024 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information of our directors and officers as of the date of this report.

Name	Age	Position	Director/Officer Since

Kurt Rossner	56	Chairman, Chief Executive Officer and President	March 23, 2017
Mark Breen	53	Chief Financial Officer and Director	March 23, 2017
Michael Goerner	56	Treasurer, Chief Technology Officer and Director	March 23, 2017
Jeff Rudolph	64	Director	October 15, 2018
Kristin Baca	55	Director	October 15, 2018

Kurt Rossner, 56, Co-Founder, Chairman and Chief Executive Officer

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

Mark Breen, 53, Co-Founder, Director and Chief Financial Officer

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

Michael Goerner, 56, Co-Founder, Director and Chief Technology Officer

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

Jeff Rudolph, 64, Director

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

Kristin Baca, 55, Director

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports regarding ownership of, and transactions in, our securities with the SEC and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2025 our directors, executive officers and 10% stockholders complied with all applicable filing requirements.

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

Name and principal position	Year	Salary	Bonus	Stock awards	Option awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation	Total Compensation

Kurt Rossner	2025	120,000	-	-	-	-	-	-	120,000
Chief Executive Officer and Director	2024	120,000	-	-	-	-	-	-	120,000
	2023	112,000	-	-	-	-	-	-	112,000

Mark Breen	2025	120,000	-	-	-	-	-	--	120,000
Chief Financial Officer, Director	2024	120,000	-	-	-	-	-	--	120,000
	2023	112,000	-	-	-	-	-	--	112,000

Micheal Goener,	2025	120,000	-	-	-	-	-	-	120,000
Treasurer, Director	2024	120,000	-	-	-	-	-	-	120,000
	2023	112,000	-	-	-	-	-	-	112,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the ownership, as of June 30, 2025 of our common stock by each of our directors, by all of our executive officers and directors as a group and by each person known to us who is the beneficial owner of more than 5% of any class of our securities. As of June 30, 2025, there were 100,071,075 shares of our common stock issued and outstanding. All persons named have sole or shared voting and investment control with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of June 30, 2025.

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

(2)

Applicable percentage ownership is based on 100,071,075 shares of common stock outstanding as of June 30, 2025 together with securities exercisable or convertible into shares of common stock within 60 days of June 30, 2025, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of June 30, 2025, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

Includes 108,109 shares of Series A Preferred Stock. The Series A Shares are subject to 9.25:1 reverse stock split upon their conversion into Common Stock. The effective number of common shares outstanding is 1,000,000.

(4)

Includes 14,999,999 shares of common stock. Excludes 14,036,048 shares of common stock underlying Series A Warrants which were issued and expired in July 2024, assuming an exercise price of $0.1624, assuming a floor reset price of the common stock and a floor reset exercise price of the Warrants of $0.15 per share. The Series A Warrants do not allow for any exercise that would result in the beneficial ownership of greater than 4.99% of the number of our shares of common stock outstanding immediately after giving effect to such exercise. Anson Advisors Inc., and Anson Funds Management LP, the Co-Investment Advisers of Anson Investments Master Fund LP, hold voting and dispositive power over the Common Shares held by Anson. Bruce Winson is the managing member of Anson Management GP LLC, which is the general partner of Anson Funds Management LP. Moez Kassam and Amin Nathoo are directors of Anson Advisors Inc. Mr. Winson, Mr. Kassam and Mr. Nathoo each disclaim beneficial ownership of these shares of common stock except to the extent of their pecuniary interest therein. The principal business address of Anson is Walkers Corporate Limited, Cayman Corporate Centre, 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.

(5)

Includes 14,999,999 shares of common stock. Excludes 14,036,048 shares of common stock underlying Series A Warrants which were issued and expired in July 2024, assuming an exercise price of $0.1624, assuming a floor reset price of the shares of common stock and a floor reset exercise price of the Warrants of $0.15 per share. The Warrants do not allow for an exercise that would result in the beneficial ownership of greater than 9.99% of our outstanding common stock immediately after giving effect to their exercise. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over these securities. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Each of Hudson Bay Master Fund Ltd. and Sander Gerber disclaims beneficial ownership over these securities.

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

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $600,000 in exchange for a total of $565,000 cash payments with interest rate at 12% per annum due in December 2020. The total discount of the note was amortized over the life of the note and recorded as an interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the note balance. The note is in default and due upon demand and the interest rate was increased to 12%.  As of June 30, 2025 and 2024, the total unpaid and accrued interest was $15,146 and $13,437, respectively, and is recorded in accrued liabilities.

o	April 2020 - $50,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $50,000 with interest rate at 10% per annum due in December 2020.  In January 2021, the Company repaid $25,000 and in July 2022 repaid $17,183 of the note balance. The note is in default and the interest rate increased to 12%.  As of June 30, 2025 and 2024, the total unpaid and accrued interest was $2,373 and $2,240, respectively, and is recorded in accrued liabilities

o	March 2024 - $65,000

During the quarter ended March 31, 2024, the Company entered into two promissory notes with related parties with a total value of $65,000 with interest rate at 12% per annum due in May 2024.  During the year ended June 30, 2024, the Company paid $35,000 and the outstanding loan amount of $30,000 was paid on September 17, 2024.   As of June 30, 2025 and June 30, 2024, the total unpaid and accrued interest was $3,792 and $3,206, respectively, and is recorded in accrued liabilities.

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

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees for professional audit services and the fees billed for other services rendered by our auditors, in connection with the audit of our financial statements for the years ended June 30, 2025 and 2024, and any other fees billed for services rendered by our auditors during these periods.

	Year Ended June 30, 2025 ($)	Year Ended June 30, 2024 ($)
Audit fees	$75,000	$75,100
Audit-related fees	-0-	-0-
Tax fees	-0-	-0-
All other fees	-0-	-0-
Total	$75,000	$75,100

Since our inception, our Board of Directors, performing the duties of the audit committee, has reviewed all audit and non-audit related fees at least annually. The Board of Directors, acting as the audit committee, pre-approved all audit related services for the year ended June 30, 2025.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: September 29, 2025	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer, Director (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Kurt Rossner	Chief Executive Officer, Director	September 29, 2025
Kurt Rossner	(Principal Executive Officer)

/s/ Mark Breen	Chief Financial Officer, Director	September 29, 2025
Mark Breen	(Principal Financial and Accounting Officer)

/s/ Michael Goerner	Chief Technology Officer, Director	September 29, 2025
Michael Goerner

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors

and Stockholders of Leafbuyer Technologies, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Leafbuyer Technologies, Inc. and subsidiary (collectively, the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Irvine, CA

September 29, 2025

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Balance Sheets

	June 30, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$853,759	$165,332
Accounts receivable (net of allowance for doubtful accounts of $177,346 and $90,151, respectively)	117,738	83,480
Prepaid expenses and other current assets	14,140	21,208
Total current assets	985,637	270,020
Intangible assets, net	143,332	602,674
Other assets	1,000	1,000
Total assets	$1,129,969	$873,694

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$105,269	$129,367
Accrued liabilities	973,438	934,279
Deferred revenue	26,758	11,140
Notes payable to related parties	-	137,817
Notes payable	429,000	429,000
Notes payable to bank – EIDL loan	29,244	29,640
Convertible notes payable	464,802	464,802
Total current liabilities	2,028,511	2,136,045
Notes payable to bank – EIDL loan, net of current portion	474,787	419,183
Total liabilities	2,503,298	2,555,228

Commitments and contingencies (Note 6)

Equity:
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at June 30, 2025 and June 30, 2024, respectively	324	324

Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at June 30, 2025 and June 30, 2024, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 100,071,075 shares issued and outstanding at June 30, 2025 and 100,071,075 shares issued and outstanding at June 30, 2024	100,070	100,070
Additional paid in capital	23,410,726	23,363,192
Accumulated deficit	(24,884,457)	(25,145,128)
Total equity (deficit)	(1,373,329)	(1,681,534)
Total liabilities and equity	$1,129,969	$873,694

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Operations

	Years Ended June 30,
	2025	2024

Revenue	$6,471,573	$5,601,357
Cost of revenue	3,646,763	3,549,328
Gross profit	2,824,810	2,052,029

Operating expenses:
Selling expenses	653,040	816,180
General and administrative	1,869,593	1,822,365
Total operating expenses	2,522,633	2,638,545

Loss from operations	302,177	(586,516)

Other income (expense):
Interest expense	(80,683)	(122,963)
Other Income	39,178	49
Other income / (expense)	(41,505)	(122,914)

Net (loss) income	$260,672	$(709,430)

Earnings (loss) per common share:
Basic	$-	$-

Weighted average common shares outstanding:
Basic	100,071,075	99,716,697

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Cash Flows

	Years Ended June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$260,672	$(709,430)
Adjustments to reconcile net (loss) income to net cash used in operating activities
Stock based compensation	47,534	280,665
Stock issued for services	-	26,102
Depreciation/amortization expense	459,343	622,358
Changes in assets and liabilities:
Accounts receivable	(34,258)	51,996
Prepaid expenses and other	7,068	7,069
Accounts payable and accrued liabilities	(24,098)	(179,471)
Accrued liabilities	123,611	(231,536)
Deferred revenue	15,616	1,111
Net cash from (used) in operating activities	855,488	(131,136)

Cash flows from financing activities:
Net borrowings from notes payable to related parties	(137,817)	30,000
Repayments on notes payable		(71,000)
Repayments on note payable to bank under EIDL loan	(29,244)	(29,244)
Repayments on convertible notes payable		(79,000)
Net cash (used) provided by financing activities	(167,061)	(149,244)

Net change in cash and cash equivalents	688,427	(280,380)

Cash and cash equivalents, beginning of period	165,332	445,712

Cash and cash equivalents, end of period	$853,759	$165,332

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.

Consolidated Statements of Equity

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

Balance, June 30, 2023	324,325	324	7,567	$8	99,428,575	$99,428	$23,057,067	$(24,425,698)	$(1,278,871)

Stock based compensation for employees	-	-	-	-			280,665	-	280,665
Issuance of Common Stock for employee Compensation	-	-			562,500	562	22,500		23,062
Issuance of common stock for services	-	-	-	-	80,000	80	2,960	-	3,040
Net Loss	-	-	-	-	-	-	-	(709,430)	(709,430)
Balance. June 30, 2024	324,325	324	7,567	$8	100,071,075	$100,070	$23,363,192	$(25,145,128)	$(1,681,534)

Stock based compensation for employees	-	-	-	-			47,534	-	47,534

Net Income	-	-	-	-	-	-	-	260,672	260,672
Balance, June 30, 2025	324,325	324	7,567	$8	100,071,075	$100,070	$23,410,726	$(24,884,456)	$(1,373,329)

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

Going Concern

As of June 30, 2025, we had $853,759 in cash and cash equivalents and a working capital deficit of $1,042,874. We are dependent on funds raised through equity financing. Our cumulative net loss of $24,884,457 was funded by equity financing and we reported a net profit from operations of $260,672 for the year ended June 30, 2025. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

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

The Company’s allowance for credit losses considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay. At each balance sheet date, all potentially uncollectable accounts are assessed individually for the purpose of determining the appropriate provision for doubtful accounts. Management has elected to use a credit risk-based, pool-level segmentation framework to calculate the expected loss rate. Management evaluates its experience with historical losses and then applies the historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market, or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be collectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to contract receivables. The Company’s allowance for doubtful accounts was $177,346 as of June 30, 2025 and $90,151 as of June 30, 2024.  As of June 30, 2025 and 2024, the Company has not incurred any material credit losses.

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

As of June 30, 2025, and 2024, capitalized product development costs in progress were $0 and $0, respectively, and these amounts are included in intangible assets in our consolidated balance sheets. For the years ended June 30, 2025 and 2025, we incurred $43,905 and $84,542, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

Impairment Assessment of Long-Lived Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. As of June 30, 2025 and 2024, there were no impairments of long-lived assets.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the years ended June 30, 2025 and June 30, 2024.

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

The Company did not have any long-term leases that require lease accounting under ASC 842, Leases as of June 30, 2025 and 2024.

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

Deferred Revenue as of June 30, 2024	$11,140
Revenue earned	10,804
Customer payments received	26,422
Deferred Revenue as of June 30, 2025	$26,758

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

Note 3 — Intangible Assets

Intangible assets consisted of the following:

	June 30, 2025	June 30, 2024

Software platform	$4,482,225	$4,482,225
Less accumulated amortization	(4,338,893)	(3,879,549)
Total intangible assets, net	$143,332	$602,676

Amortization expense, recorded as cost of revenue, related to internal use software totaled $459,343 and $622,358 for the years ended June 30, 2025 and 2024, respectively.

Amortization expenses for the future years are as follows:

Year ended June 30, 2025	Amount
2026	$143,332
Total Unamortized Expense	$143,332

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of June 30, 2025. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of June 30, 2025. These shares are not entitled to receive dividends and shall not be entitled to any liquidation preference. Further the holders shall have no conversion rights, and the holders shall have the right to vote in an amount equal to 600 votes per share of Series A Preferred Stock.

The 7,567 shares of Series B Convertible Preferred Stock are convertible into 1,120,064 shares of common stock.

Issuance of Common Stock

There were no shares issued during the twelve months ending June 30, 2025.

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

Note 5 — Notes Payable to Related Parties

Notes payable to related parties consisted of the following:

	June 30, 2025	June 30, 2024
March 2020 – Total loan of $600,000 with interest rate at 12% per annum due in December 2020, currently due upon demand.	$-	$100,000
April 2020 – Total loan of $50,000 with interest rate at 12% per annum due in January 2021, currently due upon demand.	-	7,817
March 2024 – Total loan of $65,000 with interest rate at 12% per annum due in May 2024.	-	30,000
Total notes payable to related parties	-	137,817
Less current portion of notes payable to related parties	-	(137,817)
Notes payable to related parties, less current portion	$-	$-

•	March 2020 - $600,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of 600,000 in exchange for a total of $565,000 cash payments with interest rate at 12% per annum due in December 2020. The total discount of the note was amortized over the life of the note and recorded as an interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the note balance. The note is in default and due upon demand and the interest rate was increased to 12%.  As of June 30, 2025 and 2024, the total unpaid and accrued interest was $15,146 and $13,437, respectively, and is recorded in accrued liabilities.

•	April 2020 - $50,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $50,000 with interest rate at 10% per annum due in December 2020.  In January 2021, the Company repaid $25,000 and in July 2022 repaid $17,183 of the note balance. The note is in default and the interest rate increased to 12%.  As of June 30, 2025 and 2024, the total unpaid and accrued interest was $2,373 and $2,240, respectively, and is recorded in accrued liabilities

•	March 2024 - $65,000

During the quarter ended March 31, 2024, the Company entered into two promissory notes with related parties with a total value of $65,000 with interest rate at 12% per annum due in May 2024.  During the year ended June 30, 2024, the Company paid $35,000 and the outstanding loan amount of $30,000 was paid on September 17, 2024.   As of June 30, 2025 and June 30, 2024, the total unpaid and accrued interest was $3,792 and $3,206, respectively, and is recorded in accrued liabilities.

Total interest expense on notes payable to related parties was $2,613 and $20,480 for the years ended June 30, 2025 and 2024, respectively.

Note 6 — Notes Payable

Notes payable consisted of the following:

	June 30, 2025	June 30, 2024
November and December 2017 – Total loan of $350,000 with no interest rate with maturity date of November and December 2018, currently the note is due upon demand.	$150,000	$150,000
February 2018 – Total loan of $150,000 with interest rate at 12% per annum with maturity date of August 2018, currently the note is due upon demand.	279,000	279,000
Total notes payable	429,000	429,000
Less current portion of notes payable	(429,000)	(429,000)
Notes payable, less current portion	$-	$-

•	November and December 2017 - $350,000

During the year ended June 30, 2018, the Company entered two promissory notes with an investor of the Company in the total amount of $350,000 with no interest rate due in November and December 2018.  These notes are considered payable upon demand as of June 30, 2025 and 2024.  During the year ended June 30, 2024 the Company paid $71,000 and intends to make monthly payments of $25,000 until the note is paid in full.

•	February 2018 - $150,000

During the year ended June 30, 2018, the Company issued a promissory note with an investor of the Company in the amount of $150,000 in exchange for $132,000 cash with an interest rate of 12% per annum.  The loan maturity date was extended to August 8, 2019, the discount was fully amortized as of June 30, 2024 and 2023.  As of June 30, 2025 and 2024, the total unpaid and accrued interest was $114,904 and $114,904, respectively, and is recorded in accrued liabilities.

Total interest expense on notes payable was $18,000 and $18,000 for the years ended June 30, 2025 and 2024, respectively.

Note 7 — Notes Payable to Bank – EIDL Loan

Notes payable to bank – EIDL loan consisted of the following:

	June 30, 2025	June 30, 2024
3.75% SBA EIDL Note Payable	504,031	448,823
Less current portion of notes payable to bank – EIDL loan	-	-
Notes payable to bank – EIDL loan, less current portion	$504,031	$448,823

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

Total interest expense on notes payable to bank was $18,901 and $17,927 for the years ended June 30, 2025 and 2024, respectively.

Note 8 — Convertible Notes Payable

Convertible notes payable consisted of the following:

	June 30, 2025	June 30, 2024
September 2018 – Convertible note of $220,000 with interest rate at 10% per annum with maturity date of September 2019.	220,000	220,000
March 2019 – Convertible note of $640,000 with interest rate at 7% per annum with maturity date of September 2020.	244,802	244,802
Total notes payable	464,802	464,802
Less current portion of notes payable	(464,802)	(464,802)
Notes payable, less current portion	$-	$-

•	September 2018 - $220,000

During the year ended June 30, 2019, the Company entered a convertible note with an investor of the Company with a face value of $220,000 in exchange for $200,000 cash payment with an interest rate of 10% per annum.  The discount of this note was amortized over the life of the note.  The note is in default and payable upon demand.  As of June 30, 2025 and 2024, the total unpaid and accrued interest was $171,829 and $149,829, respectively, and is recorded in accrued liabilities.

•	March 2019 - $640,000

During the year ended June 30, 2019, the Company entered into two promissory notes with an investor of the Company with a face value of $640,000 in exchange for a total of $600,000 cash payment. The discount of the Notes was amortized over the life of the Note and has an interest rate of 7%. The remaining principal is in default and payable upon demand and included as current debt on the balance sheet. As of June 30, 2025 and 2024, the total unpaid and accrued interest was $177,007 and $159,871, respectively, and is recorded in accrued liabilities.

Total interest expense on convertible notes payable was $39,136 and $63,186 for the years ended June 30, 2025 and 2024, respectively.

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

Provision for Income Taxes

The components of the provision for income taxes are as follows:

Years Ended
	June 30, 2025	June 30, 2024
Current
Federal	-	-
State	-	-
Total current	$-	$-
Deferred
Federal	-	-
State	-	-
Total deferred	$-	$-
Total	$-	$-

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of June 30, 2025, and June 30, 2024 are as follows:

	Period Ended
	June 30, 2025	June 30, 2024
Deferred tax assets:
Net operating loss carryforwards	$10,428,983	$10,728,983
Other temporary differences	2,306,450	2,306,450
Total deferred tax assets	12,735,433	13,035,433
Change in valuation allowance	(12,735,433)	(13,035,433)
Effective income tax rate	$-	$-

Valuation Allowance

The Company has established a full valuation allowance against its net deferred tax assets as of June 30, 2025, and June 30, 2024. The valuation allowance was recorded because it is more likely than not that the Company will not realize its deferred tax assets, primarily due to cumulative losses incurred in recent years.

Unrecognized Tax Benefits

The Company has no unrecognized tax benefits as of June 30, 2025, and June 30, 2024.

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

There have been no stock options granted since November 2022, therefore the Black Scholes option price has not been calculated.

A summary of option activity under the employee share option plan as of June 30, 2025 and 2024 and changes during the year then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2023	17,324,000	$0.06
Granted	-	$-
Exercised, converted	13,624,000	$0.04
Forfeited / exchanged / modification	-	-
Outstanding at July 1, 2024	3,700,000	$0.08
Granted	-	$-
Exercised, converted	-	$-
Forfeited / exchanged / modification	3,700,000	$0.08
Outstanding at June 30, 2025	-	$-	-	$-
Exercisable at June 30, 2025	-	$-	-	$-

Number of options available for grant at end of period	16,874,000

A summary of the status of the Company’s nonvested shares as of and for the years ended June 30, 2025 and 2024 is presented below

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2023	662,608	$0.11
Granted		$-
Vested	(662,608)	$0.07
Forfeited	-	-
Nonvested at July 1, 2024	-	$-
Granted		$-
Vested	-	$-
Forfeited	-	$-
Nonvested at June 30, 2025	-	$-

Stock-based compensation expense attributable to stock options was approximately $47,535 and $280,665 for the years ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and 2024, there was approximately $0 and $47,535, respectively, of unrecognized compensation expense related stock options outstanding, and the weighted average vesting period was less than a year.

Warrants

At June 30, 2025, the Company had no outstanding warrants to purchase the Company’s common stock as the warrants previously outstanding expired on July 8, 2024.

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

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $600,000 in exchange for a total of $565,000 cash payments with interest rate at 12% per annum due in December 2020. The total discount of the note was amortized over the life of the note and recorded as an interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the note balance. The note is in default and due upon demand and the interest rate was increased to 12%.  As of June 30, 2025 and 2024, the total unpaid and accrued interest was $15,146 and $13,437, respectively, and is recorded in accrued liabilities.

o	April 2020 - $50,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $50,000 with interest rate at 10% per annum due in December 2020.  In January 2021, the Company repaid $25,000 and in July 2022 repaid $17,183 of the note balance. The note is in default and the interest rate increased to 12%.  As of June 30, 2025 and 2024, the total unpaid and accrued interest was $2,373 and $2,240, respectively, and is recorded in accrued liabilities.

o	March 2024 - $65,000

During the quarter ended March 31, 2024, the Company entered into two promissory notes with related parties with a total value of $65,000 with interest rate at 12% per annum due in May 2024.  During the year ended June 30, 2024, the Company paid $35,000 and the outstanding loan amount of $30,000 was paid on September 17, 2024.   As of June 30, 2025 and June 30, 2024, the total unpaid and accrued interest was $3,792 and $3,206, respectively, and is recorded in accrued liabilities.

Note 14 — Leases

On January 1, 2025 the Company extended its Denver, Colorado headquarter lease for 12 months through December 31, 2025. During the past fiscal year, a majority of the Company’s employees have been working remotely and the Company does not know if they will continue to keep this location or relocate to a small facility. Therefore, in accordance with ASC 842 the Company will not record an operating right of use asset and operating lease liability because of the short term nature of this amendment. The Company will recognize lease expense on a monthly basis through the life of this lease of approximately $41,000.

Note 15 — Subsequent Events

The Company evaluated all events or transactions that occurred after June 30, 2025, through September 26, 2025. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2025.

