Form 10-Q
period 2026-03-31
LEAFBUYER TECHNOLOGIES, INC.
filed 2026-05-14
CIK 1643721

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of shares of outstanding of the Registrant’s Common Stock as of May 14, 2026 was 100,071,075

PART I – FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements

The unaudited interim condensed financial statements of Leafbuyer Technologies, Inc. (“we”, “our”, “us”, the “Company”) follow. All currency references in this report are to US dollars unless otherwise noted.

PART I. Financial Information

Item 1. Financial Statements

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONBALANCE SHEETSDENSED CONSOLDIATED

	(Unaudited) March 31, 2026	(Unaudited) June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$956,154	$853,759
Accounts receivable (net of allowance for doubtful accounts of $127,346 and $90,151, respectively)	127,669	117,738
Prepaid expenses and other current assets	20,733	14,140
Total current assets	1,104,556	985,637
Intangible assets, net	-	143,332
Other assets	1,000	1,000
Total assets	$1,105,556	$1,129,969

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$103,751	$105,269
Accrued liabilities	974,617	973,438
Deferred revenue	9,821	26,758
Notes payable	429,000	429,000
Notes payable to bank – EIDL loan	29,244	29,244
Convertible notes payable	464,802	464,802
Total current liabilities	2,011,235	2,028,511
Notes payable to bank – EIDL loan, net of current portion	452,854	474,787
Total liabilities	2,464,089	2,503,298

Commitments and contingencies (Note 10)

Equity:
Convertible Preferred Stock Series A, $0.001 par value; 324,325 designated; 324,325 and 324,325 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	324	324
Convertible Preferred Stock, $0.001 par value; 10,000,000 shares authorized Convertible Preferred Stock Series B, $0.001 par value; 27,027 designated; 7,568 and 7,568 shares issued and outstanding at March 31, 2026 and June 30, 2025, respectively	8	8
Common stock, $0.001 par value; 700,000,000 shares authorized; 100,071,075 shares issued and outstanding at March 31, 2026 and 100,071,075 shares issued and outstanding at June 30, 2025	100,070	100,070
Additional paid in capital	23,410,726	23,410,726
Accumulated deficit	(24,869,661)	(24,884,457)
Total equity (deficit)	(1,358,533)	(1,373,329)
Total liabilities and equity	$1,105,556	$1,129,969

See accompanying notes to unaudited condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES INC.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	(Unaudited) Three months Ended March 31,		(Unaudited) Nine months Ended March 31,
	2026	2025	2026	2025

Revenue	$1,128,797	$1,728,744	$3,064,800	$5,055,344
Cost of revenue	523,344	917,875	1,519,996	2,740,996
Gross profit	605,453	810,869	1,544,804	2,314,348

Operating expenses:
Selling expenses	145,451	182,835	370,267	539,358
General and administrative	335,618	376,128	1,144,479	1,393,929
Total operating expenses	481,069	558,963	1,514,746	1,933,287

Income (loss) from operations	124,384	251,906	30,058	381,061

Other income (expense):
Interest expense	(18,941)	(18,049)	(56,823)	(61,605)
Other Income	33,976	1,297	41,561	2,015
Other income / (expense)	15,035	(16,752)	(15,262)	(59,590)

Net (loss) income	$139,419	$235,154	$14,796	$321,471

Earnings (loss) per common share:
Basic and diluted	$-	$-	$-	$-

Weighted average common shares outstanding:
Basic and diluted	100,071,075	100,071,075	100,071,075	100,071,075

See accompanying notes to unaudited condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

Balance at, June 30, 2024	324,325	324	7,567	$8	100,071,075	$100,070	$23,363,192	$(25,145,132)	$(1,681,538)
Stock based compensation for employees	-	-			-	-	47,534		47,534
Net Income	-	-	-	-	-	-	-	321,471	321,471
Balance at. March 31, 2025 (unaudited)	324,325	324	7,567	$8	100,071,075	$100,070	$23,410,726	$(24,823,658)	$(1,312,530)

Balance at, June 30, 2025	324,325	324	7,567	$8	100,071,075	$100,070	$23,410,726	$(24,884,457)	$(1,373,329)
Net Income	-	-	-	-	-	-	-	14,796	14,796
Balance at, March 31, 2026 (Unaudited)	324,325	324	7,567	$8	100,071,075	$100,070	$23,410,726	$(24,869,661)	$(1,358,533)

	Preferred Stock A		Preferred Stock B		Common Stock
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	APIC	Acc Deficit	Total

Balance at, December 31, 2024 (unaudited)	324,325	324	7,567	$8	100,071,075	$100,070	$23,400,226	$(25,058,812)	$(1,558,184)
Stock based compensation for employees	-	-			-	-	10,500		10,500
Net Income	-	-	-	-	-	-	-	235,154	235,154
Balance at. March 31, 2025 (unaudited)	324,325	324	7,567	$8	100,071,075	$100,070	$23,410,726	$(24,823,658)	$(1,312,530)

Balance at, December 31, 2025 (unaudited)	324,325	324	7,567	$8	100,071,075	$100,070	$23,410,726	$(25,009,080)	$(1,417,312)
Net Income	-	-	-	-	-	-	-	139,419	139,419
Balance at, March 31, 2026 (Unaudited)	324,325	324	7,567	$8	100,071,075	$100,070	$23,410,726	$(24,869,661)	$(1,358,533)

See accompanying notes to unaudited condensed consolidated financial statements.

LEAFBUYER TECHNOLOGIES, INC.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	(Unaudited) Nine months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$14,796	$321,471
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock based compensation	-	47,534
Depreciation and amortization expense	143,333	351,844
Changes in assets and liabilities:
Accounts receivable	(9,931)	(170,658)
Prepaid expenses and other	(6,593)	2,937
Accounts payable	(1,518)	(63,448)
Accrued liabilities	1,178	97,765
Deferred revenue	(16,937)	2,178
Net cash provided by (used in) operating activities	124,328	589,623

Cash flows from financing activities:
Repayments on notes payable to related parties	-	(137,817)
Repayments on note payable to bank under EIDL loan	(21,933)	(21,933)
Net cash provided by (used in) financing activities	(21,933)	(159,750)

Net change in cash and cash equivalents	102,395	429,873

Cash and cash equivalents, beginning of period	853,759	165,332

Cash and cash equivalents, end of period	$956,154	$595,205

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

Basis of Presentation

The accompanying condensed balance sheet as of March 31, 2026, has been derived from audited financial statements. The accompanying unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements being audited and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. All intercompany transactions have been eliminated in consolidation. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. The information included in this report should be read in conjunction with our audited financial statements and notes thereto.

Going Concern

As of March 31, 2026, we had $956,154 in cash and cash equivalents and a working capital deficit of $906,679. We are dependent on funds raised through equity financing. Our accumulated deficit through March 31, 2026 of $24,869,661 was funded by debt and equity financing and we reported a net income of $14,796 for the nine months ended March 31, 2026. Accordingly, there is substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued.

Our ability to continue as a going concern is dependent upon our generating profitable operations in the future and / or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management believes that actions presently being taken to further implement our business plan for the expansion of products, geographical locations we sell our services and deeper market penetration will generate additional revenues and eventually positive cash flow and provide opportunity for the Company to continue as a going concern. While we believe in the viability of our strategy to generate additional revenues and our ability to raise additional funds, there can be no assurances to that effect.

Note 2 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed financial statements include the accounts of the Company and its wholly owned subsidiary, LB Media. All significant inter-company transactions and balances have been eliminated in consolidation.

For a detailed discussion about the Company’s significant accounting policies, refer to Note 2 “Summary of Significant Accounting Policies,” in the Company’s financial statements included in the Company’s June 30, 2025 Form 10-K. During the nine months ended March 31, 2026, there were no significant changes made to the Company’s significant accounting policies.

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

Earnings (Loss) per Share

Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the reporting period. Diluted loss per share is computed similarly to basic loss per share, except that it includes the potential dilution that could occur if dilutive securities are exercised. Dilutive instruments had no effect on the calculation of earnings or loss per share during the quarter ended March 31, 2026.

Accounts Receivable and Allowance for Doubtful Accounts:

Accounts Receivable from services are short-term nature of the Company’s receivables, where payment terms are typically 30 days. Receivables more than 90 days past due are considered delinquent. Delinquent receivables are evaluated and may be written off based on individual credit evaluation and specific circumstances of the customer.

The Company’s allowance for credit losses considers historical experience, the age of certain receivable balances, credit history, current economic conditions and other factors that may affect the counterparty’s ability to pay. At each balance sheet date, all potentially uncollectable accounts are assessed individually for the purpose of determining the appropriate provision for doubtful accounts. Management has elected to use a credit risk-based, pool-level segmentation framework to calculate the expected loss rate. Management evaluates its experience with historical losses and then applies the historical loss ratio or its determination of risk pools may be adjusted for changes in customer, economic, market, or other circumstances. The Company may also establish an allowance for credit losses for specific receivables when it is probable that the receivable will not be collected, and the loss can be reasonably estimated. Amounts are written off against the allowance when they are considered to be collectible, and reversals of previously reserved amounts are recognized if a specifically reserved item is settled for an amount exceeding the previous estimate. Balances that are still outstanding after management has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to contract receivables. The Company’s allowance for doubtful accounts was $127,346 as of March 31, 2026and $165,346 as of June 30, 2025. As of March 31, 2026 and June 30, 2025, the Company has not incurred any material credit losses.

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

As of March 31, 2026 and June 30, 2025, capitalized product development costs in progress were $0, respectively. For the periods ending March 31, 2026 and June 30, 2025, we incurred $0 and $0, respectively in capitalized product development costs, and all costs incurred before technological feasibility is reached are expensed and included in our consolidated statements of comprehensive income (loss).

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

Deferred Revenue as of June 30, 2025	$26,758
Revenue earned	$(16,937)
Customer payments received	$-
Deferred Revenue as of March 31, 2026	$9,821

Accounting Pronouncements – Current Adoption

In June 2016, the FASB issued Accounting Standards Update (“ASU”), Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on expected losses to estimate credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale (AFS) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. As of January 1, 2023, the Company adopted ASU 2016-13. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The adoption of this standard did not result in any material adjustment to the Company’s financial statements.

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

Note 3 — Intangible Assets

Intangible assets consisted of the following:

	March 31, 2026	June 30, 2025

Software platform	$4,482,225	$4,482,225
Less accumulated amortization	(4,482,225)	(4,338,892)
Total intangible assets, net	$-	$143,333

Amortization expense, recorded as cost of revenue, related to internal use software totaled $143,333 and $241,003 for the nine months ended March 31, 2026 and 2024, respectively.

Amortization expenses for the future years are as follows:

Year ended June 30, 2026	Amount
2026	$-
-
Total Unamortized Expense	$-

Note 4 — Capital Stock and Equity Transactions

The Company has 700,000,000 shares of common stock authorized with a par value of $0.001 per share as of March 31, 2026. On August 13, 2021 the Company filed Articles of Amendment to Amended and Restated Articles of Incorporation with the State of Nevada increasing the number of common shares from 150,000,000 to 700,000,000.

In addition, the Company has 10,000,000 preferred stock authorized with a par value of $0.001 per share as of March 31, 2026.

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

The 7,567 shares of Series B Convertible Preferred Stock are convertible into 1,120,064 shares of common stock.

Note 5 — Notes Payable to Related Parties

Notes payable to related parties consisted of the following:

	March 31, 2026	June 30, 2025
March 2020 – Total loan of $600,000 with interest rate at 12% per annum due in December 2020, currently due upon demand.	$-	$100,000
April 2020 – Total loan of $50,000 with interest rate at 12% per annum due in January 2021, currently due upon demand.	-	7,817
March 2024 – Total loan of $65,000 with interest rate at 12% per annum due in May 2024.	-	30,000
Total notes payable to related parties	-	137,817
Less current portion of notes payable to related parties	-	(137,817)
Notes payable to related parties, less current portion	$-	$-

•	March 2020 - $600,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $600,000 in exchange for a total of $565,000 cash payments with interest rate at 12% per annum due in December 2020. The total discount of the note was amortized over the life of the note and recorded as an interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the note balance. The note was in default and due upon demand and the interest rate was increased to 12% as of June 30, 2024 and the outstanding loan amount of $100,000 was paid in full on September 17, 2024. As of March 31, 2026 and June 30, 2025, the total unpaid and accrued interest was $16,379 and is recorded in accrued liabilities.

•	April 2020 - $50,000

During the year ended June 30, 2020, the Company entered into a promissory note with a related party with a face value of $50,000 with interest rate at 10% per annum due in December 2020. In January 2021, the Company repaid $25,000 and in July 2022 repaid $17,183 of the note balance. The note was in default and the interest rate increased to 12% as of June 30, 2024 and the outstanding loan amount of $7,817 was paid in full on September 17, 2024. As of March 31, 2026 and June 30, 2025, the total unpaid and accrued interest was $2,373 and is recorded in accrued liabilities.

•	March 2024 - $65,000

During the quarter ended March 31, 2024, the Company entered into two promissory notes with related parties with a total value of $65,000 with interest rate at 12% per annum due in May 2024. During the year ended June 30, 2024, the Company paid $35,000 and the outstanding loan amount of $30,000 was paid on September 17, 2024. As of March 31, 2026 and June 30, 2025, the total unpaid and accrued interest was $3,792 and is recorded in accrued liabilities.

Total interest expense on notes payable to related parties was zero for the nine months ended March 31, 2026 and $2,613 for the nine months ended March 31, 2025.

Note 6 — Notes Payable

Notes payable consisted of the following:

	March 31, 2026	June 30, 2025
November and December 2017 – Total loan of $350,000 with no interest rate with maturity date of November and December 2018, currently the note is due upon demand.	$150,000	$150,000
February 2018 – Total loan of $150,000 with interest rate at 12% per annum with maturity date of August 2018, currently the note is due upon demand.	279,000	350,000
Total notes payable	429,000	500,000
Less current portion of notes payable	(429,000)	(500,000)
Notes payable, less current portion	$-	$-

•	November and December 2017 - $350,000

During the year ended June 30, 2018, the Company entered two promissory notes with an investor of the Company in the total amount of $350,000 with no interest rate due in November and December 2018. These notes are considered payable upon demand as of March 31, 2026 and June 30, 2025.

•	February 2018 - $150,000

During the year ended June 30, 2018, the Company issued a promissory note with an investor of the Company in the amount of $150,000 in exchange for $132,000 cash with an interest rate of 12% per annum. The loan maturity date was extended to August 8, 2019, the discount was fully amortized as of March 31, 2026. As of March 31, 2026 and June 30, 2025, the total unpaid and accrued interest was $128,404 and $114,904, respectively, and is recorded in accrued liabilities.

Total interest expense on notes payable was $13,500 and $13,500 for the nine months ending March 31, 2026 and 2025.

Note 7 — Notes Payable to Bank – EIDL Loan

Notes payable to bank – EIDL loan consisted of the following:

	March 31, 2026	June 30, 2025
3.75% SBA EIDL Note Payable	482,098	504,031
Less current portion of notes payable to bank – EIDL loan	29,244	-
Notes payable to bank – EIDL loan, less current portion	$452,854	$504,031

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

Total interest expense on notes payable to bank was $13,559 and $13,559 for the nine months ending March 31, 2026 and 2025, respectively.

Note 8 — Convertible Notes Payable

Convertible notes payable consisted of the following:

	March 31, 2026	June 30, 2025
September 2018 – Convertible note of $220,000 with interest rate at 10% per annum with maturity date of September 2019.	220,000	220,000
March 2019 – Convertible note of $640,000 with interest rate at 7% per annum with maturity date of September 2020.	244,802	244,802
Total notes payable	464,802	464,802
Less current portion of notes payable	(464,802)	(464,802)
Notes payable, less current portion	$-	$-

•	September 2018 - $220,000

During the year ended June 30, 2019, the Company entered a convertible note with an investor of the Company with a face value of $220,000 in exchange for $200,000 cash payment with an interest rate of 10% per annum. The discount of this note was amortized over the life of the note. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.70 per common share. The note is in default and payable upon demand. As of March 31, 2026 and June 30, 2025, the total unpaid and accrued interest was $188,329 and $171,829, respectively, and is recorded in accrued liabilities.

•	March 2019 - $640,000

During the year ended June 30, 2019, the Company entered into two promissory notes with an investor of the Company with a face value of $640,000 in exchange for a total of $600,000 cash payment. The discount of the Notes was amortized over the life of the Note and has an interest rate of 7%. The principal and interest of the note is convertible into the Company’s common stock at a purchase price of $0.75 per common share. The remaining principal is in default and payable upon demand and included as current debt on the balance sheet. As of March 31, 2026 and June 30, 2025, the total unpaid and accrued interest was $189,859 and $177,007, respectively, and is recorded in accrued liabilities.

Total interest expense on notes payable to bank was $29,352 and $29,352 for the nine months ending March 31, 2026 and 2025, respectively.

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

Provision for Income Taxes

The components of the provision for income taxes are as follows:

Period Ended
	March 31, 2026	June 30, 2025
Current
Federal	-	-
State	-	-
Total current	$-	$-
Deferred
Federal	-	-
State	-	-
Total deferred	$-	$-
Total	$-	$-

Deferred Tax Assets and Liabilities

Significant components of the Company’s deferred tax assets and liabilities as of March 31, 2026 and June 30, 2025, are as follows:

	Period Ended
	March 31, 2026	June 30, 2025
Deferred tax assets:
Net operating loss carryforwards	$10,728,983	$10,728,983
Other temporary differences	2,306,450	2,306,450
Total deferred tax assets	13,035,433	13,035,433
Change in valuation allowance	(13,035,433)	(13,035,433)
Effective income tax rate	$-	$-

Valuation Allowance

The Company has established a full valuation allowance against its net deferred tax assets as of March 31, 2026 and June 30, 2025. The valuation allowance was recorded because it is more likely than not that the Company will not realize its deferred tax assets, primarily due to cumulative losses incurred in recent years.

Unrecognized Tax Benefits

The Company has no unrecognized tax benefits as of March 31, 2026 and June 30, 2025.

The Company files income tax returns in the U.S. federal jurisdiction and is subject to income tax examinations by federal tax authorities for tax years ended 2019 and later. The Company currently is not under examination by any tax authority. The Company’s policy is to record interest and penalties on uncertain tax positions as income tax expense.

Note 10 — Commitments and Contingencies

The Company records tax contingencies when the exposure item becomes probable and reasonably estimable. As of March 31, 2026, the Company had a tax contingency related to stock options granted below the fair market value on date of grant. The Company is in the process of determining the possible exposure and necessary expense accrual for the related tax, penalties and interest. Management has not been able to determine the amount as of the date of this report, however, does not expect the amount to be material to the financial statements.

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

The average fair value of stock options granted was estimated to be $0.14 and $0.07 per share for the period ended March 31, 2026 and June 30, 2025. This estimate was made using the Black-Scholes option pricing model and the following weighted average assumptions:

2026

Expected option life (years)	2-4
Expected stock price volatility	227 to 254%
Expected dividend yield	-
Risk-free interest rate	0.44 to 0.54%

A summary of option activity under the employee share option plan as of June 30, 2025 and 2024 and changes during the year then ended is presented below.

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Price	Aggregate Intrinsic Value

Options:
Outstanding at July 1, 2025	-	$0.00
Granted	-	$0.00
Exercised, converted	-	$0.00
Forfeited / exchanged / modification	-	-
Outstanding at March 31, 2026	-	$0.00
Exercisable at March 31, 2026	-	$0.00

Number of options available for grant at end of period	12,517,426

A summary of the status of the Company’s nonvested shares as of and for the period ended March 31, 2026 is presented below

Options	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at July 1, 2025	-	$-
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Nonvested at March 31, 2026	-	$-

Stock-based compensation expense attributable to stock options was approximately $0 and $37,034 for the nine months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and June 30, 2025, there was approximately $0 and $10,500, respectively, of unrecognized compensation expense related to the stock options outstanding, and the weighted average vesting period for those options was less than a year.

Warrants

At June 30, 2025 and March 31, 2026, the Company had no outstanding warrants to purchase the Company’s common stock as the warrants previously outstanding expired on July 8, 2024.

Note 13 — Related Party Transactions

The Company had the following related party transactions:

•	Notes payable to related parties:

o	March 2020 - $600,000

During the year ended June 30, 2020, the Company entered into a promissory note with the Chief Executive Officer with a face value of $600,000 in exchange for a total of $565,000 cash payments with interest rate at 12% per annum due in December 2020. The total discount of the note was amortized over the life of the note and recorded as an interest expense which matured on December 1, 2020. In January 2021, the Company repaid $300,000 and in July 2022 the Company repaid $100,000 of the note balance. The note was in default and due upon demand and the interest rate was increased to 12% as of June 30, 2024 and the outstanding loan amount of $100,000 was paid in full on September 17, 2024. As of March  31, 2026 and June 30, 2025, the total unpaid and accrued interest was $16,379 and is recorded in accrued liabilities.

o	April 2020 - $50,000

During the year ended June 30, 2020, the Company entered into a promissory note with the Chief Technology officer for $50,000 with interest rate at 10% per annum due in December 2020. In January 2021, the Company repaid $25,000 and in July 2022 repaid $17,183 of the note balance. The note was in default and the interest rate increased to 12% as of June 30, 2024 and the outstanding loan amount of $7,817 was paid in full on September 17, 2024. As of March 31, 2026 and June 30, 2025, the total unpaid and accrued interest was $2,373 and is recorded in accrued liabilities.

o	March 2024 - $65,000

During the quarter ended March 31, 2024, the Company entered into two promissory notes with the executives of the Company with a total value of $65,000 with interest rate at 12% per annum due in May 2024. During the year ended June 30, 2024, the Company paid $35,000 and the outstanding loan amount of $30,000 was paid on September 17, 2024. As of March  31, 2026 and June 30, 2025, the total unpaid and accrued interest was $3,792 and is recorded in accrued liabilities.

Total interest expense on notes payable to related parties was zero for the nine month ended March 31, 2026 and $2,613 for the nine months ended March 31, 2025.

Note 14 — Leases

On January 1, 2026 the Company extended its Denver, Colorado headquarter lease for 12 months through December 31, 2026. During the past fiscal year, a majority of the Company’s employees have been working remotely and the Company does not know if they will continue to keep this location or relocate to a small facility. Therefore, in accordance with ASC 842 the Company will not record an operating right of use asset and operating lease liability because of the short-term nature of this amendment. The Company will recognize lease expenses on a monthly basis through the life of this lease of approximately $41,000.

Note 15 — Subsequent Events

The Company evaluated all events or transactions that occurred after March 31, 2026, through May 14, 2026. The Company determined that it does not have any subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2026.

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

Our unaudited interim condensed financial statements for the nine months ended Marh 31, 2026 are expressed in US dollars and are prepared in accordance with generally accepted accounting principles in the United States of America. They reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for fair presentation of our interim financial information. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for our fiscal year ending June 30, 2025. Our unaudited financial statements and notes included therein have been prepared on a basis consistent with and should be read in conjunction with our audited financial statements and notes for the year ended June 30, 2025, as filed in our annual report on Form 10-K.

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

Comparison of results of operations for the three months ended March 31, 2026 and 2025

	Three months Ended March 31,
	2026	2025	Change	%
Revenue	$1,128,797	$1,728,744	$(599,947)	(35)%
Cost of revenue	523,344	917,875	(394,531)	(43)%
Gross profit	605,453	810,869	(205,416)	(25)%

Total operating expenses	481,069	558,963	(77,894)	(14)%

Interest expense & other income	15,035	(16,752)	31,787	190%

Net Income (loss)	$139,419	$235,154	$(95,735)	(41)%

Revenues

During the three months ended March 31, 2026, we generated approximately $1.1 million of revenue, compared to revenues of $1.7 million during the three months ended March 31, 2025. In April 2025, the final phase of FCC 23-107 from the Federal Communications Commission took effect. This, along with the ruling that all accounts must now be entered into the campaign registry for 10DLC compliance. This altered the way messages are sent, adding a mandatory age gate in front of all messaging solutions. While these moves do provide a benefit by reducing spam and increasing through-put, the regulations directly influence how companies approach SMS/MMS marketing strategies. This change effected all companies in the text marketing space. Over the last 5 months Leafbuyer has been on the front end of this change, working with our customers to navigate this new landscape. Our revenue decrease is primarily the result of customers sending less messages or looking for alternatives with competitors trying to circumvent the regulations. We have completed a restructuring of our platform to ensure Leafbuyer Technologies Inc is 100% compliant and existing customers are able to send SMS or MMS messages without having to worry about compliance. Some customers have returned after realizing this change affects the entire text marketing industry, and after empty promises by competitors were found to be non-sustainable. With these changes and the addition of several channel partner agreements we expect to earn back some of this lost revenue moving forward.

Gross Profit

Gross profit decreased to $605,45311 for the period ended March 31, 2026, which was a decrease over the same period ended March 31, 2025 of $205,416 primarily because of the lower revenue discussed above.

Expenses

During the three months ended March 31, 2026, we incurred total operating expenses of $481,069 compared to $558,963 for the same period ending in 2025. The decrease in operating costs is primarily because of lower stock- based compensation expense and less sales commission because of lower revenue.

Interest expense was $18,941 for the three months ended March 31, 2026 compared to interest expense of $18,094 for the same period ending March 31, 2025. Other income increased $32,679 primarily because of the class action lawsuit settlement received in connection with the Companies former public accounting firm.

Net Income

During the three months ended March 31, 2026 we realized a net income of $139,419, compared to net income of $235,154 for the three months ended March 31, 2025.

Comparison of results of operations for the nine months ended March 31, 2026 and 2025

	Nine months Ended March 31,
	2026	2025	Change	%
Revenue	$3,064,800	$5,055,344	$(1,990,544)	(39)%
Cost of revenue	1,519,996	2,740,996	(1,221,000)	(45)%
Gross profit	1,544,804	2,314,348	(769,544)	(33)%

Total operating expenses	1,514,746	1,933,287	(418,541)	(22)%

Interest expense & other income	(15,262)	(59,590)	44,328	74%

Net Income (loss)	$14,796	$321,471	$(306,675)	(95)%

Revenues

During the nine months ended March 31, 2026, we generated approximately $3.1 million of revenue, compared to revenues of $3.3 million during the nine months ended March 31, 2025. In April 2025, the final phase of FCC 23-107 from the Federal Communications Commission took effect. This, along with the ruling that all accounts must now be entered into the campaign registry for 10DLC compliance. This altered the way messages are sent, adding a mandatory age gate in front of all messaging solutions. While these moves do provide a benefit by reducing spam and increasing through-put, the regulations directly influence how companies approach SMS/MMS marketing strategies. This change effected all companies in the text marketing space. Over the last 5 months Leafbuyer has been on the front end of this change, working with our customers to navigate this new landscape. Our revenue decrease is primarily the result of customers sending less messages or looking for alternatives with competitors trying to circumvent the regulations. We have completed a restructuring of our platform to ensure Leafbuyer Technologies Inc is 100% compliant and existing customers are able to send SMS or MMS messages without having to worry about compliance. Some customers have returned after realizing this change affects the entire text marketing industry, and after empty promises by competitors were found to be non-sustainable. With these changes and the addition of several channel partner agreements we expect to earn back some of this lost revenue moving forward.

Gross Profit

Gross profit decreased to $1,511,804 for the nine months ended March 31, 2026, which was a decrease over the same period ended March 31, 2025 of $769,544 primarily because of the decrease in revenue.

Expenses

During the nine months ended March  31, 2026, we incurred total operating expenses of $1.5 compared to $1.9 million for the same period ending in 2024. The decrease in operating costs is primarily because of lower stock-based compensation expense and less sales commission because of lower revenue.

Interest expense was $56,823 for the nine months ended March 31, 2026 compared to interest expense of $61,605 for the same period ending March 31, 2026, because of the reduction in notes payable during the year. Other income increased $32,679 primarily because of the class action lawsuit settlement received in connection with the Companies former public accounting firm.

Net Income

During the nine months ended March 31, 2026 we realized net income of $14,796, compared to net income of $321,471 for the nine months ended March 31, 2025.

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

At March 31, 2026 we had $956,154 in cash and cash equivalents.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine months Ended March 31,
	2026	2025
Net cash (used in)/provided by operating activities	$124,328	$589,623
Net cash used in investing activities	$-	$-
Net cash used in financing activities	$(21,933)	$(159,750)

As of March 31, 2026, we had $956,154 in cash and cash equivalents and a working capital deficit of $906,679. We are dependent on funds raised through equity financing. Our accumulated deficit of $24,869,661 was funded by equity financing and we reported a net loss from operations of $14,796 for the nine months ended March 31, 2026. During the nine months ending March 31, 2025, we paid $21,933 to reduce the SBA debt, and we did not expend any monies through investing activities (acquiring assets).

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2026 and June 30, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended March 31 2026, which have materially affected or would likely materially affect our internal control over financial reporting. The Company continues to invest resources in order to upgrade internal controls.

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

LEAFBUYER TECHNOLOGIES, INC.

Date: May 14, 2026	By:	/s/ Kurt Rossner
Kurt Rossner
Chief Executive Officer, Director (principal executive officer)

	By:	/s/ Mark Breen
Mark Breen
Chief Financial Officer and Director

